Form 10-Q
period 1999-09-30
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 1999-11-15
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended September 30, 1999

     [ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

            For the transition period from ___________ to __________

                        Commission File Number 000-27081

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


            Delaware                                      13-4066303
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


                     12 East 49th Street, New York, NY 10017
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (212) 755-8600
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] or No [X].

                  As of November 10, 1999, the latest practicable date, there were 7,500,000 shares of Common Stock, $.01 par value, outstanding.

              AMERICAN HOME MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

                        QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX


PART I-FINANCIAL INFORMATION
        Item 1.   Condensed Financial Statements
                  Consolidated Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998

                  Consolidated Statements of Income for the three and nine months ended September 30, 1999 (unaudited) and September 30, 1998 (unaudited)

                  Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 1999 (unaudited)

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 (unaudited) and September 30, 1998 (unaudited)

                  Notes to Consolidated Financial Statements

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk

PART II-OTHER INFORMATION
        Item 2.   Changes in Securities and Use of Proceeds

        Item 4.   Submission of Matters to a Vote of Security Holders

        Item 5.   Other Information

        Item 6.   Exhibits and Reports on Form 8-K

SIGNATURE

                                    ITEM 1.

                              FINANCIAL STATEMENTS

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------
                                                                    SEPTEMBER 30,
                                                                        1999             DECEMBER 31,
                                                                     (UNAUDITED)             1998
                                                                    -------------        ------------
ASSETS

Cash and cash equivalents...................................         $2,473,994           $2,891,513
Loans held for sale, net....................................         33,168,096           34,666,863
Loans held for investment...................................            168,955               88,900
Accounts receivable.........................................          3,356,768            2,892,807
Mortgage servicing rights, net..............................             34,887               39,887
Premises and equipment, net.................................          2,199,880            1,575,154
Prepaid expenses and security deposits......................            905,907              236,810
                                                                    -----------          -----------
         Total assets.......................................        $42,308,487          $42,391,934
                                                                    ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Warehouse lines of credit...................................        $22,880,512          $34,069,526
Drafts payable..............................................          7,932,897                   --
Income taxes payable, current and deferred..................            640,000                   --
S corporation distribution note.............................          7,805,611                   --
Accrued expenses and other..................................          2,794,665            2,297,542
                                                                    -----------          -----------
Total liabilities...........................................         42,053,685           36,367,068
                                                                    ===========          ===========

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST...........................................             15,592              100,760

STOCKHOLDERS' EQUITY:

Preferred stock, $1.00 par value per share,
   1,000,000 shares authorized,
   none issued and outstanding..............................                 --                   --
Common stock, $.01 par value per share,
   19,000,000 shares authorized,
   5,000,000 issued and outstanding.........................             50,000               50,000
Additional paid-in capital..................................            268,600              267,600
Retained earnings/(accumulated deficit).....................            (79,390)           5,606,506
                                                                    -----------          -----------
Total stockholders' equity..................................            239,210            5,924,106
                                                                    -----------          -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY...................................................        $42,308,487          $42,391,934
                                                                    ===========          ===========

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
                                                          FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                         ---------------------------     ---------------------------
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
REVENUES:                                                   1999            1998            1999            1998
                                                         -----------     -----------     -----------     -----------
Gain on sale of mortgage loans....................        $5,015,536      $4,846,630     $15,837,750     $12,536,352
Interest income, net..............................           482,583          99,647       1,190,951         547,929
Other.............................................           330,838                         967,553         269,302
                                                         -----------     -----------     -----------     -----------
Total revenues....................................         5,828,957       4,946,277      17,996,254      13,353,583
                                                         -----------     -----------     -----------     -----------

EXPENSES:

Salaries, commissions and benefits, net...........         2,831,315       2,036,459       8,654,829       5,672,567
Marketing and promotion...........................           336,141         316,299       1,205,089         914,426
Occupancy and equipment...........................           552,826         488,671       1,575,884       1,136,867
Data processing and communications................           267,910         298,977         884,572         722,455
Provision for loss................................                 0         100,363          27,967         133,785
Other.............................................           567,928         238,075       1,670,729         952,494
                                                         -----------     -----------     -----------     -----------
Total expenses....................................         4,556,120       3,478,844      14,019,070       9,532,594
                                                         -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST..         1,272,837       1,467,433       3,977,184       3,820,989

PROVISION FOR INCOME TAXES........................            79,859          70,048         211,125         188,290
                                                         -----------     -----------     -----------     -----------

INCOME BEFORE MINORITY INTEREST...................         1,192,978       1,397,385       3,766,059       3,632,699

MINORITY INTEREST IN INCOME (LOSS) OF CONSOLIDATED
   JOINT VENTURE..................................          (17,159)          33,236          27,332          27,591

INCOME TAX EXPENSE DUE TO CONVERSION OF "S" CORP..           625,000              --         625,000              --
                                                         -----------     -----------     -----------     -----------

NET INCOME........................................          $585,137      $1,364,149      $3,113,727      $3,605,108
                                                         ===========     ===========     ===========     ===========

Basic and diluted earnings per share..............             $0.12                           $0.62
                                                         ===========                     ===========

Weighted average number of shares outstanding.....         5,000,000                       5,000,000
                                                         ===========                     ===========

Unaudited pro forma information:
   Provision for pro forma income taxes...........           548,669         633,999       1,737,935       1,669,000
                                                         -----------     -----------     -----------     -----------

Pro forma earnings................................          $741,327        $800,198      $2,211,917      $2,124,398
                                                         ===========     ===========     ===========     ===========

Pro forma basic and diluted earnings per share....             $0.10                           $0.29
                                                         ===========                     ===========

Pro forma weighted average number of shares
   outstanding--basic                                      7,500,000                       7,500,000
                                                         ===========                     ===========

Pro forma weighted average number of shares
   outstanding--diluted............................        7,533,334                       7,533,334
                                                         ===========                     ===========

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
                                                                                         RETAINED
                                                                        ADDITIONAL       EARNINGS/
                                                           COMMON         PAID-IN       ACCUMULATED        TOTAL
                                                           STOCK          CAPITAL         DEFICIT         EQUITY
                                                        -----------     -----------    -----------      -----------
BALANCE JANUARY 1, 1996...........................          $50,000        $267,600       $402,814         $720,414

Net income........................................               --              --        606,036          606,036
                                                        -----------     -----------    -----------      -----------

BALANCE DECEMBER 31, 1996.........................           50,000         267,600      1,008,850        1,326,450

Net income........................................               --              --      2,319,314        2,319,314
Distributions.....................................               --              --     (1,072,218)      (1,072,218)
                                                        -----------     -----------    -----------      -----------

BALANCE DECEMBER 31, 1997.........................           50,000         267,600      2,255,946        2,573,546

Net income........................................               --              --      4,869,955        4,869,955
Distributions.....................................               --              --     (1,519,395)      (1,519,395)
                                                        -----------     -----------    -----------      -----------

BALANCE DECEMBER 31, 1998.........................           50,000         267,600      5,606,506        5,924,106

Net income (unaudited)............................               --              --      3,113,727        3,113,727
S corporation distribution note (unaudited).......               --              --     (7,805,611)      (7,805,611)
Distributions (unaudited).........................               --              --       (994,012)        (994,012)
Proceeds from issuance of common stock
   (unaudited)....................................               --           1,000             --            1,000
                                                        -----------     -----------    -----------      -----------

BALANCE, SEPTEMBER 30, 1999 (unaudited)...........          $50,000        $268,600       ($79,390)        $239,210
                                                        ===========     ===========    ===========      ===========

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
---------------------------------------------------------------------------------------------------------
                                                                             FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                          -------------------------------
                                                                              1999               1998
                                                                          ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income........................................................       $3,113,727         $3,605,108
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
       Gain on mortgage-related securities...........................               --            (76,088)
       Depreciation and amortization.................................          258,783            165,394
       Provision for loss............................................           27,967            133,785
       Origination of mortgage loans.................................     (894,744,878)      (819,019,293)
       Proceeds on sale of mortgage loans............................      896,215,678        805,510,387
       Proceeds on sale of equity securities, trading................               --            176,088
       Purchases of equity securities, trading.......................               --           (100,000)
       (Increase) decrease in:
         Accounts receivable.........................................         (463,961)          (936,782)
         Mortgage servicing rights...................................           (1,000)           (12,332)
         Prepaid expenses and security deposits......................         (669,097)           (33,673)
       Increase in accrued expenses and other liabilities............          497,123            288,710
       Increase in provision for current and deferred income tax.....          640,000                 --
                                                                          ------------       ------------
       Net cash provided by (used in) operating activities...........        4,874,342        (10,298,696)
                                                                          ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Sales of real estate owned, net...................................               --            186,000
   Net (purchases)/sales of loans held for investment................          (80,055)            16,041
   Net purchases of premises and equipment...........................         (877,509)          (841,274)
   (Decrease)/increase in minority interest..........................          (85,168)            77,590
                                                                          ------------       ------------
       Net cash (used in) investing activities.......................       (1,042,732)          (561,643)
                                                                          ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Decrease)/increase in warehouse lines of credit..................      (11,189,014)        12,900,707
   Increase in drafts payable........................................        7,932,897                 --
   Capital distribution..............................................         (994,012)        (1,444,924)
   Proceeds from issuance of capital stock...........................            1,000                 --
                                                                          ------------       ------------
       Net cash (used in) provided by financing activities...........       (4,249,129)        11,455,783
                                                                          ------------       ------------

NET (DECREASE) INCREASE IN CASH......................................         (417,519)           595,444

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................        2,891,513          2,057,619
                                                                          ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD.............................       $2,473,994         $2,653,063
                                                                          ============       ============

SUPPLEMENTAL DISCLOSURE-CASH PAID FOR:
   Interest..........................................................       $1,332,523         $1,437,964
   Taxes.............................................................          396,134            235,382

SUPPLEMENTAL DISCLOSURE-NON-CASH: In September 1999, the Company transferred $7,805,611 from retained earnings to S corporation distribution note upon termination of the Company's S corporation tax status.

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BASIS OF PRESENTATION
----------------------------
The accompanying unaudited interim consolidated financial statements of American Home Mortgage Holdings, Inc. and its subsidiary, American Home Mortgage Corp. ("American Home Mortgage") (collectively the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the full year ended December 31, 1999.

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Registration Statement on Form S-1 (Registration No. 333-82409), effective September 30, 1999.

NOTE 2-INITIAL PUBLIC OFFERING AND RELATED MATTERS
--------------------------------------------------
On October 6, 1999, the Company completed its initial public offering (the "Offering") of 2.5 million shares of common stock, $.01 par value (the "Common Stock"), at a price of $6.00 per share. The net proceeds from the Offering, after deducting the distribution under the S Corporation Note dated September 28, 1999 (the "S Corporation Note") and underwriting discounts and expenses in connection with the issuance of the Common Stock were approximately $4.7 million.

The Company's September 30, 1999 Balance Sheet reflects the following in connection with the Offering: the establishment of the S Corporation Note of approximately $7.8 million; and the establishment of a deferred tax liability of $625,000 in connection with the termination of the Company's S corporation status.

NOTE 3-INCOME TAXES
-------------------
Prior to September 29, 1999, the Company was treated as an S corporation for income tax purposes. Effective September 29, 1999, the Company changed its income tax treatment to a C corporation. Income tax expense of approximately $80,000 and $211,000 has been recorded for the third quarter and nine months ending September 30, 1999, respectively. Pro forma income tax provisions have been presented as if the Company was taxable as a C corporation for Federal and state income tax purposes for all periods presented.

The pro forma financial information has been presented to show the effect on the historical results of operations of the Company had it been treated as a C corporation for Federal and state income tax purposes as of the beginning of the earliest period presented. The pro forma earnings do not include a $625,000 non-cash, non-recurring tax expense relating to the Company's conversion from an S corporation to a C corporation. The pro forma earnings per share has been presented as if the shares issued at the time of the Offering were outstanding as of the beginning of each period.

NOTE 4-EARNINGS PER SHARE
-------------------------
Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents. There was a de minimus dilutive effect as of September 30, 1999.

NOTE 5-INCORPORATION TRANSACTION
--------------------------------
On June 15, 1999, the Company was formed to serve as a holding company for American Home Mortgage. In conjunction with the closing of its Offering, all of the issued and outstanding shares of stock of American Home Mortgage were exchanged for 4,999,900 shares of the Company's Common Stock. ITEM 2.

                                    ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL
-------
American Home Mortgage Holdings, Inc. and its subsidiary, American Home Mortgage Corp. ("AHM") (collectively the "Company") is a leading independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through its 145 primarily commission-compensated loan originators. AHM operates from 16 loan offices in the New York metropolitan area and 5 other eastern states. The Company operates primarily as a mortgage banker, underwriting, funding and selling its loan products to more than 45 different buyers.

Since its founding in 1988, AHM has grown its origination volume by building a retail origination network through the expansion of its branch office network and the addition of sales personnel. The Company has maintained its focus on purchase rather than refinance transactions by concentrating its marketing, advertising and personnel resources on lending to home buyers rather than to home owners seeking to refinance their mortgage loans.

Since January 1999, the Company's growth has been further fueled by the marketing of its mortgage products over the Internet. Internet originations totaled $42.0 million during the third quarter, an increase of 142% over the second quarter of 1999, bringing year-to-date Internet originations to $66 million. Mortgage products are originated online through arrangements with a number of popular Web sites and through the Company's MortgageSelect.com Web site.

The Company generates revenues through the origination and subsequent sale of loans. These revenues are made up of gain on sale of mortgage loans, net interest income and other income. Gain on sale consists of the net gain realized upon the sale of the mortgage loan and its related servicing rights. Such sales typically take place within 40 days of origination. Gain on sale also includes loan-related fees consisting of application, document preparation, commitment and processing fees paid by borrowers and certain direct loan origination costs. Net interest income is the difference between interest received by the Company on mortgage loans held for sale and interest paid by the Company under its credit facilities. Other income is primarily a result of periodic volume incentive bonuses received from loan buyers.

Expenses largely consist of salaries, portions of commissions and benefits paid to employees; marketing and promotion expenses; occupancy and equipment costs; data processing and communication costs; and other expenses which include underwriting fees, office supplies, travel, professional fees and insurance. A substantial portion of these expenses is variable in nature. Commissions paid to loan originators are 100% variable and primarily included within the determination of gains on sales of loans. Other salaries and benefits fluctuate quarterly based on the Company's assessment of the appropriate levels of non-sales staffing, which correlates to the current and projected level of loan origination volume.

INITIAL PUBLIC OFFERING
-----------------------
On June 15, 1999, the Company was formed to serve as a holding company for AHM. In conjunction with the closing of its initial public offering (the "Offering"), all of the issued and outstanding shares of common stock of AHM were exchanged for 4,999,900 shares of the Company's common stock.

On October 6, 1999, the Company completed its Offering of 2.5 million shares of common stock at a price of $6.00 per share. The Company's September 30, 1999 Balance Sheet reflects the following in connection with the Offering: the increase in common stock and additional paid-in-capital in connection with the shares sold in the Offering; the establishment of an S corporation distribution note of approximately $7.8 million; and the establishment of a deferred tax liability of $625,000 in connection with the termination of the Company's S corporation status.

Prior to September 29, 1999, the Company was an S corporation for tax purposes. As of September 29, 1999, the Company has elected C corporation status. Income tax expense of approximately $65,000 and $196,000 has been recorded for the third quarter and nine months ending September 30, 1999, respectively. A pro forma income tax provision has been presented as if the Company was taxable as a C corporation for Federal and state income tax purposes for all periods presented, excluding the effect of the $625,000 deferred income tax liability resulting from the change in income tax status.

RESULTS OF OPERATIONS
---------------------
The  following  table  sets  forth   information   derived  from  the  Company's
Consolidated Statements of Income expressed as a percentage of total revenues:

                                                               FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                  SEPTEMBER 30,
                                                              ----------------------------   ---------------------------
                                                                  1999            1998           1999           1998
                                                              ------------    ------------   ------------   ------------
REVENUES

Gain on sale of mortgage loans............................        86.0%           98.0%          88.0%          93.9%
Interest income, net......................................         8.3             2.0            6.6            4.1
Other.....................................................         5.7            --              5.4            2.0
                                                              ------------    ------------   ------------   ------------
Total revenues............................................       100.0           100.0          100.0          100.0
                                                              ------------    ------------   ------------   ------------

EXPENSES

Salaries, commissions and benefits, net...................        48.6            41.2           48.1           42.5
Marketing and promotion...................................         5.8             6.4            6.7            6.9
Occupancy and equipment...................................         9.5             9.9            8.7            8.5
Data processing and communications........................         4.6             6.0            4.9            5.4
Provision for loss........................................        --               2.0             .2            1.0
Other.....................................................         9.7             4.8            9.3            7.1
                                                              ------------    ------------   ------------   ------------
Total expenses............................................        78.2            70.3           77.9           71.4
                                                              ------------    ------------   ------------   ------------

Income before income taxes and minority interest..........        21.8            29.7           22.1           28.6
Minority interest in income (loss) of consolidated joint
   venture................................................         (.3)             .7             .1             .2
Provision for income taxes................................         1.4             1.4            1.2            1.4
Income tax expense due to conversion of "S" Corp..........        10.7            --              3.5           --
                                                              ------------    ------------   ------------   ------------

Net income................................................        10.0%           27.6%          17.3%          27.0%
                                                              ============    ============   ============   ============

Provision for pro forma income taxes(1)...................         9.4            12.8            9.7           12.5
                                                              ------------    ------------   ------------   ------------

Pro forma net income(1)...................................        12.7%           16.2%          12.3%          15.9%
                                                              ============    ============   ============   ============


THREE  MONTHS  ENDED  SEPTEMBER  30,  1999  COMPARED TO THE THREE  MONTHS  ENDED
--------------------------------------------------------------------------------
SEPTEMBER 30, 1998
------------------

REVENUES
--------
Revenues for the quarter were $5.8 million in 1999 compared to $4.9 million in 1998, an increase of 17.8%. The increase was a result of greater net interest income and volume incentive bonuses.

Gain on sale increased by 3.5% to $5.0 million from $4.8 million a year earlier, generally a result of slightly improved margins. Loans sold in the third quarter of 1999 were $337.1 million compared to $365.0 million in the third quarter of 1998. The Company's focus remained on


------------------
(1) The pro forma provision for income taxes and earnings does not include a $625,000 non-cash, non-recurring tax expense related to the Company's conversion from an S corporation to a C corporation.

purchase transactions as 83% of originations were made to home buyers for the three month period ended September 30, 1999 versus 66% for the comparable period last year.

Net interest income increased to $483,000 from $100,000 a year ago, an increase of 384.3%. The increase resulted from more efficient cash management, including the implementation of sweep accounts which use existing cash balances overnight to reduce outstanding borrowings.

Other income was $331,000 for the quarter compared to no income for the third quarter of 1998. Other income primarily consists of volume incentive bonuses received from loan purchasers. These bonus payments are earned and recognized when the Company achieves volume targets specified in agreements with these purchasers.

EXPENSES
--------
Salaries, commissions and benefits increased by 39.0% to $2.8 million from $2.0 million a year earlier. The increase was generally a result of increased staffing levels primarily in our Internet division. Total personnel increased to 344 from 255 at September 30, 1998. Included in these staffing numbers are 145 and 71 sales personnel for 1999 and 1998, respectively.

Marketing and promotion expenses increased by 6.3% to $336,000 from $316,000 in the third quarter of 1998. Increased advertising expense in support of retail operations accounted for the increase.

Occupancy and equipment costs increased by 13.1% to $553,000 for the current quarter from $489,000 in 1998. The increase in costs is reflective of the opening of new community loan offices and Internet sites and greater depreciation charges as a result of the Company's increased investments in computer networking. As of September 30, 1999, the Company had 16 office locations compared to 12 locations a year earlier.

Data processing and communications decreased by 10.4% to $268,000 from $299,000 in the third quarter of 1998. The decrease in costs reflects a vendor refund as a result of a cost review that relates to the first six months of the year. Without this adjustment, costs were $358,000, representing a 19.7% increase from the prior year. The increase, as adjusted, is primarily a result of opening new office locations.

Other expenses increased by 138.6% to $568,000 from $238,000 in 1998. These expenses which consist generally of office supplies, travel, professional fees and insurance have increased as a result of the Company's Internet effort, new office openings and higher employment levels.

NET INCOME
----------
Net income, before taking into account the non-cash, non-recurring tax expense of $625,000 related to the conversion from S corporation to C corporation status, was $1.2 million versus $1.4 million a year earlier. The decrease in net income is reflective of start-up expenses in connection with the Internet initiative.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER
--------------------------------------------------------------------------------
30, 1998
--------

REVENUES
--------
Revenues increased to $18.0 million from $13.4 million a year earlier, an increase of 34.8%. The increase was a result of greater loan sale volume, increased net interest income and greater volume incentive bonuses.

Gain on sale increased by 26.3% to $15.8 million from $12.5 million for the nine months ended September 30, 1998. The increase was generally a result of a greater amount of loan sales. The Company sold $945.1 million of loans on a year-to-date basis compared to $885.0 million of loans for the same period in 1998. Purchase transactions accounted for approximately 70% of originations for the nine month period ended September 30, 1999 compared to 64% a year ago.

Net interest income increased by 117.4% to $1.2 million from $548,000 a year ago. The increase resulted from more efficient cash management, including the implementation of sweep accounts which use existing cash balances overnight to reduce outstanding borrowings.

Other income increased by 259.3% to $968,000 year-to-date from $269,000 in 1998. Other income consists primarily of volume incentive bonuses received from loan purchasers. These bonus payments are earned and recognized when the Company achieves volume targets specified in agreements with these purchasers.

EXPENSES
--------
Salaries, commissions and benefits increased by 52.6% to $8.7 million from $5.7 million last year. The increase was a result of greater commissions paid related to increased loan origination volume and increased staffing levels required to support greater loan activity.

Marketing and promotion expenses increased by 31.8% to $1.2 million from $914,000 a year earlier. The increase is primarily attributable to advertising and promotional expenses in connection with new community loan office openings and Internet sites.

Occupancy and equipment costs increased by 38.6% to $1.6 million from $1.1 million in 1998. The increase in costs is reflective of the opening of new community loan offices and Internet sites and greater depreciation charges as a result of the Company's increased investments in computer networking.

Data processing and communications increased by 22.4% to $885,000 from $722,000 a year ago. The increase is primarily a result of greater activity and resultant headcount increases as well as opening new community loan offices.

Other expenses increased by 75.4% to $1.7 million from $952,000. These expenses consist generally of underwriting fees, office supplies, travel, professional fees and insurance and have increased as a result of the Company's Internet effort, new office openings and higher employment levels.

NET INCOME
----------
Net income, before taking into account the non-cash, non-recurring tax expense of $625,000 related to the conversion from S corporation to C corporation status, was $3.7 million versus $3.6 million last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company has a warehouse facility with First Union National Bank for $40 million. This facility is secured by the mortgages that the Company originates and certain other assets. Loans bear interest at rates that vary depending on the type of underlying loan, and these loans are subject to sublimits, advance rates and terms that vary depending on the type of underlying loan and the ratio of the Company's liabilities to tangible net worth. The Company is in negotiations to replace this facility with a new $60 million warehouse facility that will be agented by First Union.

In addition to the First Union warehouse facility, the Company has purchase and sale agreements with Fannie Mae, Greenwich Capital Financial Products, Inc., Prudential Securities Funding Corp. and Paine Webber Real Estate Securities,
Inc. Pursuant to these arrangements, the Company obtains commitments from the ultimate buyer to purchase our loans. These loans are then sold together with the commitment from the end investor to one of the four institutions above, who subsequently take responsibility for consummating the final transaction. These agreements allow the Company to accelerate the sale of mortgage loan inventory resulting in a more effective use of the warehouse facility.

For the nine months ended September 30, 1999, net cash provided by (used in) operating, investing and financing activities was $4.9 million, $(1.0) million and $(4.2) million respectively. Net cash provided by operating activities was primarily due to net income, an excess of loan sales over originations, an increase in accrued expenses and provision for taxes. Net cash used in investing activities was primarily due to the purchase of furniture and equipment. Net cash used in financing activities was a result of a decrease in warehouse lines of credit which are collateral for mortgage loans held for sale.

For the comparable period a year ago, net cash provided by (used in) operating, investing and financing activities was $(10.3) million, $(.6) million and $11.5 million respectively. Net cash used in operating activities was primarily a result of loan originations exceeding loan sales. Net cash used in investing activities was primarily due to the purchase of furniture and equipment. Net cash provided by financing activities was a result of an increase in warehouse lines of credit.

The Company realized net proceeds of approximately $4.7 million from the Offering which was completed on October 6, 1999.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be carried on the balance sheet at fair value and that changes in the fair value of derivatives be recognized in income when they occur, unless the derivatives qualify as hedges in accordance with the standard. If a derivative qualifies as a hedge, a company can elect to use hedge accounting. The type of accounting to be applied varies depending upon whether the nature of the exposure that is being hedged is classified as one of three hedged risks defined in the statement: change in fair value, change in cash flows and change in foreign-currency. This statement's implementation has been delayed to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations after this statement is adopted.

In October 1998, the Financial Accounting Standards Board issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." SFAS No. 134 is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS No. 134 did not have a material impact on the Company's financial position or its results of operations.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use" ("SOP 98-1"), which will become effective for financial statements for calendar year 1999, with early adoption encouraged. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The Company does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

YEAR 2000 COMPLIANCE
--------------------
Many  existing  computer  programs  use only 2 digits to identify a year.  These programs  were  designed  and  developed  without  addressing  the impact of the upcoming change in century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond, the Year 2000. The Company is at risk if any of the information technology systems on which it depends are not Year 2000 compliant. Potential areas of exposure include business-critical computerized applications relating to, among others, loan origination, servicing, hedging, payroll, financing, accounting and financial reporting.

Most, if not all, of the Company's computer hardware and software is less than two years old and has been certified as Year 2000 compliant. In addition, all hardware and business-function and networking software platforms have been tested using commercially available diagnostics programs. Based on this testing, the Company believes that these hardware and software platforms are Year 2000 compliant in all material respects. Accordingly, the Company believes that its exposure to Year 2000-related hardware and software problems will not be significant. The Company expects to resolve any further internal Year 2000 readiness issues primarily through normal upgrades or replacement of its existing software. The New York State Banking Department has recently certified that the Company is Year 2000 compliant.

The Company has requested third party providers, vendors, suppliers, financial institutions and customers that are material to its operations to certify in writing that they are Year 2000 compliant. Responses have been received from the supplier of the Company's main software platform and from several of the financial institutions to which it sells loans. Based on these responses, the Company believes that these institutions comply with Year 2000 requirements. The Company is unable to predict whether Year 2000 issues will affect the operations of its customers, suppliers, vendors or the remaining financial institutions. If any of these third party providers are adversely affected by the Year 2000 issue, the Company's operations could incur substantial interruptions and its business and financial condition could be materially adversely affected.

The costs of upgrades or replacements are included in the Company's capital budget and it does not expect them to be material to its financial position or results of operations. To date, significant expenses have not been incurred to ensure Year 2000 readiness. The Company estimates that the total cost to become Year 2000 compliant will not exceed $25,000.

The Company has a contingency plan in place in the event any unforeseen Year 2000 problems occur. The plan addresses hardware, software and Internet back-up.

FORWARD-LOOKING STATEMENTS
--------------------------
This Form 10-Q  contains  "forward-looking  statements"  within  the  meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The words "plan," "believe," "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such statements involve risks and uncertainties that exist in the Company's operations and business environment that could render actual outcomes and results materially different than predicted. The Company's forward-looking statements are based on assumptions about many factors, including, but not limited to, general volatility of the capital markets; changes in the real estate market, interest rates or the general economy of the markets in which the Company operates; economic, technological or regulatory changes affecting the use of the Internet and changes in government regulations that are applicable to the Company's regulated brokerage and property management businesses. These and other factors are more fully discussed in the Company's prospectus filed with the Securities and Exchange Commission as part of its Registration Statement on Form S-1 (Registration No. 333-82409). While the Company believes that its assumptions are reasonable at the time forward-looking statements were made, it cautions that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update such statements in light of new information or future events.


                                    ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Movements in interest rates can pose a major risk to the Company in either a rising or declining interest rate environment. When interest rates rise, loans held for sale and any applications in process with locked-in rates decrease in value. To preserve the value of such loans or applications in process with locked-in rates, agreements are executed for mandatory loan sales to be settled at future dates with fixed prices. These sales take the form of forward sales of mortgage-backed securities.

When interest rates decline, fallout may occur as a result of customers withdrawing their applications. In those instances, the Company may be required to purchase loans at current market prices to fulfill existing mandatory loan sale agreements, thereby incurring losses upon sale. The Company uses an interest rate hedging program to manage these risks. Through this program, mortgage-backed securities are purchased and sold forward and options are acquired on mortgage and treasury securities.

The board of directors establishes thresholds which limit exposure to such risk. An analysis is performed daily to determine the risk exposure under various interest rate scenarios and such risk is managed by executing the program discussed above. All derivatives are obtained for hedging (or other than trading) purposes, and management evaluates the effectiveness of the hedges on an on-going basis.

The  following   table   summarizes   the  Company's   interest  rate  sensitive
instruments:

                                                   SEPTEMBER 30, 1999                    DECEMBER 31, 1998
                                            -------------------------------      -------------------------------
                                            NOTIONAL AMOUNT      FAIR VALUE      NOTIONAL AMOUNT      FAIR VALUE
                                            ---------------      ----------      ---------------      ----------
Instruments:
Commitments to fund mortgages at
   locked-in rates...................        $171,231,781        $2,827,510        $122,430,687       $2,075,471
Forward delivery commitments.........         102,520,000        (2,100,739)         79,841,139         (215,571)
Option contracts to buy securities...           9,000,000                --           4,000,000               --

In the event that the Company does not deliver into the forward delivery commitments or exercise its option contracts, the instruments can be settled on a net basis. Net settlement entails paying or receiving cash based upon the change in market value of the existing instrument. All forward delivery commitments and option contracts to buy securities are to be contractually settled within six months of the balance sheet date.

The following methods and assumptions are used in estimating fair values of the aforementioned financial instruments:

                  Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience, and other factors.

                  Changes in assumptions can significantly affect the Company's estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized in an immediate sale of the instrument. Also, as a result of differences in methodologies and assumptions used to estimate fair values, the Company's fair values should not be compared to those of other companies.

                  The fair value of commitments to fund with locked-in rates are estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current market interest rates and the existing committed rates.

                  The fair value of these instruments is estimated using current market prices for dealer or investor commitments relative to existing positions.

The Company's hedging program contains an element of risk since the counterparties to its mortgage and treasury securities transactions may be unable to meet their obligations. While the Company does not anticipate nonperformance by any counterparty, it is exposed to potential credit losses in the event that the counterparty fails to perform. The exposure to credit risk in the event of default by a counterparty is the difference between the contract and the current market price. This credit risk is minimized by limiting the counterparties to well-capitalized banks and securities dealers who meet established credit and capital guidelines.

                            PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

(A)      CHANGES IN CERTIFICATE OF INCORPORATION AND BY-LAWS
         ---------------------------------------------------

Prior to the Offering, the Company's Board of Directors approved the Restated Certificate of Incorporation which, among other things, (1) increases the number of shares of authorized stock to 20 million, including 19 million shares of common stock, par value $0.01 per share, and 1 million shares of preferred stock, par value $1.00 per share, (2) provides for a Board of Directors divided into three classes, with each director serving a staggered three-year term ending on the first, second or third succeeding annual meeting of stockholders of the Company, (3) provides indemnification to the Company's officers and directors to the fullest extent authorized or permitted by law and (4) provides that any action required or permitted to be taken by the stockholders of the Company must be effected at an annual or special meeting of the stockholders and that the stockholders cannot consent in writing to the taking of any action. Prior to the Offering, the Company's Board of Directors also approved the Company's Amended and Restated By-Laws.

(C)      SALES OF UNREGISTERED SECURITIES
         --------------------------------

Immediately  prior  to the  Offering,  the sole  stockholder  of  American  Home
Mortgage  Corp.  exchanged  all of his shares of common  stock of American  Home
Mortgage Corp. for an aggregate of 4,999,900 shares of common stock of the Company.

(D)      USE OF PROCEEDS
         ---------------

On October 6, 1999, the Company completed the Offering of 2,500,000 shares of common stock at a price of $6.00 per share for gross proceeds to the Company of $15.0 million. The Offering was underwritten by a group of underwriters for which Friedman Billings Ramsey and Advest, Inc. (the "Underwriters") served as representatives. The effective date of the Company's Registration Statement on Form S-1 (Registration No. 333-82409) in connection with the Offering was September 30, 1999. The Offering closed on October 6, 1999 after the sale of all the securities registered.

The following table provides information concerning the estimated amount of expenses incurred for the Company's account in connection with the Offering through November 10, 1999:

                                                                                PAYMENTS TO            PAYMENTS
                                                                              "AFFILIATES"(1)          TO OTHERS
                                                                            ---------------        ---------------
Underwriting discounts and commissions.................................     $            --             $1,012,365
Finder's fees..........................................................                  --                     --
Expenses paid to or for underwriters...................................                  --                448,509
Other expenses.........................................................                  --              1,026,881
                                                                            ---------------        ---------------
Total expenses.........................................................     $            --             $2,487,755
                                                                            ===============        ===============

The estimated net Offering proceeds to the Company after deducting the total estimated expenses described above and the S Corporation Note is $4.7 million. The following table provides information concerning the amount of the net Offering proceeds to the Company used for the following purposes through November 10, 1999:

                                                                                PAYMENTS TO            PAYMENTS
                                                                              "AFFILIATES"(1)          TO OTHERS
                                                                           -------------------    ------------------
Construction of plant, building and facilities........................     $                --    $               --
Purchase and installation of machinery and equipment..................                      --                    --
Purchases of real estate..............................................                      --                    --
Acquisition of other business(es).....................................                      --                    --
Repayment of indebtedness, including credit facilities................                      --                    --
Working capital.......................................................                      --             4,668,999
Temporary investment..................................................                      --                    --
Other purposes (S corporation distribution)...........................               7,805,611                    --
                                                                           -------------------    ------------------

         Total uses...................................................     $         7,805,611    $        4,668,999
                                                                           ===================    ==================

(1) Affiliates represent directors and officers of the Company and their associates, persons owning ten percent or more of any class of equity securities of the Company and other affiliates of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Prior to the Offering, the Company's sole stockholder, pursuant to written consents dated June 15, 1999 and August 16, 1999, (1) approved the Company's Restated Certificate of Incorporation, (2) elected Robert E. Burke, Leonard Schoen, Jr., Joseph P. Bryant and C. Cathleen Raffaeli to serve as directors of the Company and Michael Strauss to continue to serve as a director of the Company, effective upon consummation of the Offering, and (3) approved the Company's 1999 Omnibus Stock Incentive Plan.

ITEM 5.  OTHER INFORMATION
--------------------------

SUBMISSION OF STOCKHOLDER PROPOSALS FOR THE 2000 ANNUAL MEETING
---------------------------------------------------------------

The Company's 2000 Annual Meeting of Stockholders is expected to be held on or about April 27, 2000. In accordance with Rule 14a-8 promulgated pursuant to the Securities Exchange Act of 1934, as amended, any stockholder proposal submitted for inclusion in the proxy material to be distributed by the Company in connection with the 2000 Annual Meeting must be received by the Company at its principal executive office, 12 East 49th Street, New York, New York 10017,
Attention: Secretary, by no later than December 1, 1999.

In addition, in accordance with Article II, Section 7 and Article III, Section 2 of the Company's Amended and Restated By-Laws, written notice of any other matter (including nominations of persons for election to the Board of Directors) which a stockholder may wish to raise at the 2000 Annual Meeting (other than stockholder proposals submitted in accordance with Rule 14a-8) must conform to the requirements set forth in the Company's Amended and Restated By-Laws, and be received by the Company, at the address set forth in the preceding paragraph, by no later than February 27, 2000. The persons designated as proxies by the Company in connection with the 2000 Annual Meeting will have discretionary voting authority with respect to any stockholder proposal of which the Company did not receive timely notice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)      Exhibits

3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

3.2      Amended  and  Restated  Bylaws  of  the  Registrant   (incorporated  by
         reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

4.1 Specimen Certificate for the Registrant's Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.1 Employment Agreement, dated as of August 26, 1999, between American Home Mortgage Corp. and Michael Strauss (incorporated by reference to
         Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.2 Employment Agreement, dated as of January 6, 1989, between American Home Mortgage Corp. and Leonard Schoen, Jr., as amended on August 26, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.3 Employment Agreement, dated as of April 14, 1999, between American Home Mortgage Corp. and Nicholas P. Rizzetta, as amended on August 26, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.4 Employment Agreement, dated as of April 3, 1997, between American Home Mortgage Corp. and Robert Burke, as amended on August 26, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.5 Employment Agreement, dated as of March 9, 1998, between American Home Mortgage Corp. and James P. O'Reilly (incorporated by reference to
         Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.6 Employment Agreement, dated as of July 14, 1999, between American Home Mortgage Holdings, Inc. and Ronald D. Taylor (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.7     1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit
         10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.8 Sublease, dated as of February 1996, between Credit Suisse First Boston Corporation and Michael Strauss, Inc., d/b/a American Home Mortgage (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.9 Sublease, dated as of December 17, 1997, between Suntory International Corp. and Michael Strauss, Inc., d/b/a American Home Mortgage (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.10 Mortgage Warehousing Loan and Security Agreement, dated as of December 8, 1998, between First Union National Bank and Michael Strauss, Inc., d/b/a American Home Mortgage (incorporated by reference to Exhibit
         10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.11 Software Licensing Agreement, dated as of July 7, 1999, between American Home Mortgage Corp. and James P. O'Reilly (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.12 Form of Warrant Agreement, between American Home Mortgage Holdings, Inc., and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.13 Form of Lock-up Agreement, between Michael Strauss and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference to Exhibit
         10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.14 Form of Lock-up Agreement, between each of American Home Mortgage Holdings, Inc., and its Employees, Directors and Officers and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference to Exhibit
         10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.15 Loan Purchase Agreement, dated as of July 8, 1996, between Michael Strauss, Inc., d/b/a American Home Mortgage, and Norwest Funding, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.16 Origination and Sales Agreement, dated as of July 8, 1994, between American Home Mortgage Corp. and Chase Manhattan Mortgage Corporation (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.17 Loan Sales Agreement, dated as of March 31, 1995, between American Home Mortgage Corp. and Columbia Federal Savings Bank (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.18 Master Agreement for the Sale and Purchase of Mortgages, dated as of April 19, 1994, between Astoria Federal Savings and Loan Association and Michael Strauss, Inc., d/b/a American Home Mortgage (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.19    Mortgage  Loan  Purchase  and  Sale  Operating  Agreement,  dated as of
         February 1996, between Independence Savings Bank and American Home Mortgage, Inc. (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.20 Correspondent Origination and Sales Agreement, dated as of April 25, 1997, between Dime Mortgage Inc., and Michael Strauss, Inc. d/b/a American Home Mortgage (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.21 Employment Agreement, dated as of January 18, 1996, between America Home Mortgage Corp. and Leslie E. Tao, as amended on August 26, 1999 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.22 Tax Indemnification Agreement, by and among American Home Mortgage Holdings, Inc., American Home Mortgage Corp. and Michael Strauss (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

10.23 First Amendment of Lease, dated as of September 30, 1999, between Reckson Operating Partnership, L.P., Vytra Health Plans Long Island, Inc. and American Home Mortgage Corp.; Assignment and Assumption of Lease, dated September 30, 1999, between Vytra Health Plans Long Island, Inc. and American Home Mortgage Corp. and Agreement of Lease, dated October 20, 1995, between Reckson Operating Partnership, L.P. and ChoiceCare Long Island, Inc. (now known as Vytra Health Plans Long Island, Inc.).

27       Financial Data Schedule.

(b)      Reports on Form 8-K

         There have been no reports on Form 8-K filed during the nine months ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AMERICAN HOME MORTGAGE HOLDINGS, INC.
                                           -------------------------------------
                                                        (Registrant)

Date:  November 15, 1999

                                           By: /S/ NICHOLAS P. RIZZETTA
                                               ---------------------------------
                                               Nicholas P. Rizzetta
                                               Chief Financial Officer

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT NO.                        DESCRIPTION                              PAGE
-----------                        -----------                              ----

    3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

    3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

    4.1 Specimen Certificate for the Registrant's Common Stock (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.1 Employment Agreement, dated as of August 26, 1999, between American Home Mortgage Corp. and Michael Strauss (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.2 Employment Agreement, dated as of January 6, 1989, between American Home Mortgage Corp. and Leonard Schoen, Jr., as amended on August 26, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.3 Employment Agreement, dated as of April 14, 1999, between American Home Mortgage Corp. and Nicholas P. Rizzetta, as amended on August 26, 1999 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.4 Employment Agreement, dated as of April 3, 1997, between American Home Mortgage Corp. and Robert Burke, as amended on August 26, 1999 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.5 Employment Agreement, dated as of March 9, 1998, between American Home Mortgage Corp. and James P. O'Reilly (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.6 Employment Agreement, dated as of July 14, 1999, between American Home Mortgage Holdings, Inc. and Ronald D. Taylor (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.7 1999 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.8 Sublease, dated as of February 1996, between Credit Suisse First Boston Corporation and Michael Strauss, Inc., d/b/a American Home Mortgage (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.9 Sublease, dated as of December 17, 1997, between Suntory International Corp. and Michael Strauss, Inc., d/b/a American Home Mortgage (incorporated by reference to
              Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.10 Mortgage Warehousing Loan and Security Agreement, dated as of December 8, 1998, between First Union National Bank and Michael Strauss, Inc., d/b/a American Home Mortgage (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.11 Software Licensing Agreement, dated as of July 7, 1999, between American Home Mortgage Corp. and James P. O'Reilly (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.12 Form of Warrant Agreement, between American Home Mortgage Holdings, Inc., and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.13 Form of Lock-up Agreement, between Michael Strauss and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.14 Form of Lock-up Agreement, between each of American Home Mortgage Holdings, Inc., and its Employees, Directors and Officers and Friedman, Billings, Ramsey & Co., Inc. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.15 Loan Purchase Agreement, dated as of July 8, 1996, between Michael Strauss, Inc., d/b/a American Home Mortgage, and Norwest Funding, Inc. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.16 Origination and Sales Agreement, dated as of July 8, 1994, between American Home Mortgage Corp. and Chase Manhattan Mortgage Corporation (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.17 Loan Sales Agreement, dated as of March 31, 1995, between American Home Mortgage Corp. and Columbia Federal Savings Bank (incorporated by reference to
              Exhibit 10.17 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.18 Master Agreement for the Sale and Purchase of Mortgages, dated as of April 19, 1994, between Astoria Federal Savings and Loan Association and Michael Strauss, Inc., d/b/a American Home Mortgage (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.19 Mortgage Loan Purchase and Sale Operating Agreement, dated as of February 1996, between Independence Savings Bank and American Home Mortgage, Inc. (incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.20 Correspondent Origination and Sales Agreement, dated as of April 25, 1997, between Dime Mortgage Inc., and Michael Strauss, Inc. d/b/a American Home Mortgage (incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.21 Employment Agreement, dated as of January 18, 1996, between America Home Mortgage Corp. and Leslie E. Tao, as amended on August 26, 1999 (incorporated by reference to Exhibit 10.21 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.22 Tax Indemnification Agreement, by and among American Home Mortgage Holdings, Inc., American Home Mortgage Corp. and Michael Strauss (incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-1 (Registration No. 333-82409)).

   10.23 First Amendment of Lease, dated as of September 30, 1999, between Reckson Operating Partnership, L.P., Vytra Health Plans Long Island, Inc. and American Home Mortgage Corp.; Assignment and Assumption of Lease dated September 30, 1999, between Vytra Health Plans Long Island, Inc. and American Home Mortgage Corp. and Agreement of Lease, dated October 20, 1995, between Reckson Operating Partnership, L.P. and ChoiceCare Long Island, Inc. (now known as Vytra Health Plans Long Island, Inc.).

   27         Financial Data Schedule.