Form 10-K
period 1999-12-31
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2000-03-31
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

                        COMMISSION FILE NUMBER 000-27081

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                    13-4066303
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                     12 EAST 49TH STREET, NEW YORK, NY 10017
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (212) 755-8600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

   TITLE OF EACH CLASS                                 NAME OF EACH EXCHANGE

Common Stock, $0.01 par value                          NASDAQ National Market

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] or No [ ].

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of its Common Stock on March 27, 2000, on the NASDAQ National Market was $7.125.

     As of March 27, 2000, there were 8,286,747 shares of Common Stock outstanding.

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

                                     PART I

   ITEM 1.   BUSINESS......................................................... 3
   ITEM 2.   PROPERTIES.......................................................11
   ITEM 3.   LEGAL PROCEEDINGS................................................11
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............11

                                     PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS..........................................................12
   ITEM 6.   SELECTED FINANCIAL DATA (in thousands, except per share and operating data)..................................................12
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS............................................14
   ITEM 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......22
   ITEM 8.   FINANCIAL STATEMENTS.............................................22
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURES............................................22

                                    PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............22
   ITEM 11.  EXECUTIVE COMPENSATION...........................................22
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...22
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................22

                                     PART IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..22
   SIGNATURES.................................................................24
   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS................................F-1

                                     PART I

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934. Readers are cautioned that actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results" and elsewhere in, or incorporated by reference into, this report.

ITEM 1. BUSINESS

GENERAL

     American Home Mortgage Holdings, Inc. ("American Home" and, together with its subsidiaries, American Home Mortgage Corp. ("AHM") and Marina Mortgage Company, Inc. ("Marina"), the "Company") is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through its 220 primarily commission-compensated loan originators. The Company operates from 14 loan offices in the New York metropolitan area and five other eastern states, 13 loan offices in California and one in Arizona. The Company operates primarily as a mortgage banker, underwriting, funding and selling its loan products to more than 45 different buyers. In January of 1999, the Company began marketing its mortgage products over the Internet through its Internet site, MORTGAGESELECT.COM. Mortgage products are originated online through arrangements with a number of popular Web sites and through the Company's own Web site established in 1999.

     On March 30, 2000, the Company filed a definitive proxy statement with the Securities Exchange Commission for a special meeting to change its name to MORTGAGESELECT.COM.

     Since its founding in 1988, AHM has increased its origination volume by building a retail origination network through the expansion of its branch office network and the addition of sales personnel. The Company's loan originations totalled $1.3 billion in 1999. The Company has maintained its focus on purchase rather than refinance transactions by concentrating its marketing, advertising and personnel resources on lending to home buyers rather than to home owners seeking to refinance their mortgage loans.

     On June 15, 1999, American Home was formed to serve as a holding company for AHM. In conjunction with the closing of the initial public offering of the common stock of American Home (the "Offering"), all of the issued and outstanding shares of common stock of AHM were exchanged for 4,999,900 shares of American Home's common stock. On October 6, 1999, American Home completed its Offering of 2.5 million shares of common stock at a price of $6.00 per share.

     On December 30, 1999, American Home acquired Marina Mortgage Company, Inc., a California corporation. Marina, now a wholly-owned subsidiary of American Home, is a full service retail lender. Marina originates and purchases mortgage loans for sale in the secondary mortgage market. It operates 13 branch offices in California and one in Arizona and employs approximately 226 full time employees, including 104 sales personnel. Marina is licensed, exempt or otherwise qualified to originate loans in 32 states. Its business included its Internet division, which has provided the Company with its third Internet call center. At December 31, 1999, Marina had assets of $16.4 million and its loan originations for 1999 were $669 million.

     The Company is currently licensed to conduct its business in 46 states and the District of Columbia.

RECENT DEVELOPMENTS

     On January 17, 2000, American Home entered into an agreement to acquire First Home Mortgage Corp. ("First Home"), an Illinois corporation. Upon completion of the acquisition, the shareholders of First Home will receive an aggregate of 489,760 shares of American Home's common stock and $3.6 million over a period of two years. In addition, the shareholders of First Home may receive additional consideration consisting of cash and shares of American Home's common stock based on the future results of the financial performance of the First Home division of the Company (please see the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2000 for further information). First Home is an independent mortgage lender based in metropolitan Chicago. Formed in 1987, First Home originates primary residential mortgage loans. It operates 21 branch offices in four states and employs approximately 255 full time employees, including sales personnel. First Home is qualified to originate loans in 23 states. The mergers with Marina, in 1999, and First

Home, expected to be completed late in the second quarter of 2000, represent an expansion of the Company's traditional lending activities into the western and midwest geographic regions of the country.

OPERATIONS

     Lending to Home Buyers. The Company focuses on making loans to home buyers rather than to home owners seeking to refinance their mortgages. In 1999, 72.6% of the mortgage loans the Company originated were made to home buyers, compared to 27.4% which were made to home owners seeking refinancing.

     Web Site. The Company's Web site, MORTGAGESELECT.COM, provides customers with 24-hour access to its interest rates and product terms and the ability to lock in an interest rate, to file a pre-approval request or application, to check the status of their pending application and to obtain their credit report. The Company's Web site also provides mortgage customers with an array of "tools" that assist them in determining how much financing they can afford, what kind of mortgage best suits their needs and otherwise provides answers to frequently asked questions.

     Underwriting Loans to the Standards of Investors who Buy the Company's Loans. The Company's underwriting process is designed to ensure that each loan it originates can be sold to a third-party investor by conforming the loan to the underwriting and credit standards of that investor. Whenever possible, the Company uses "artificial intelligence" underwriting systems, including Fannie Mae's Desktop Underwriter(R), to ensure consistency with its investors' predetermined standards. These systems interface with its "enterprise" computer system. In addition, the Company has a series of internal and external quality control procedures in place to ensure compliance with its underwriting standards.

     Sales. The Company's loan originators are primarily compensated through sales commissions to encourage responsiveness to its customers. The Company's loan originators actively guide customers through the loan application process, keeping customers informed about rate changes and market conditions.

BUSINESS DIVISIONS AND MARKETS

     The Company's business is organized into the following three divisions, each of which focuses on a distinct production channel of the residential loan market: the Internet division, the retail division and the wholesale division.

   The Internet Division

     The Company created its Internet division, MORTGAGESELECT.COM, in January of 1999. Consumers can apply online, have access to their file, update information instantly, and check the status of their loans 24 hours a day, seven days a week. The Company markets and sells loans on the Internet through many of the leading Web sites in its industry, as well as directly through its own MORTGAGESELECT.COM Web site. The Company employs a dedicated e-commerce staff that seeks to establish new relationships with both national and regional Web sites.

     Mortgage shoppers who visit a Web site are prompted by the site's software to provide information about their loan needs and preferences and about their income and financial condition. The site's software then compares the information given by the potential customer with a database of the terms of the loans of lenders participating on the site. The software selects those loans for which the customer qualifies that satisfy the potential customer's loan needs. The site's software then introduces the potential customer to one of the lenders that participates on the site. The way in which the customer is introduced varies from site to site, but when customers are connected to the Company they are introduced on an exclusive or semi-exclusive basis.

     Once a customer is introduced to the Company, Company representatives communicate with that customer online or through one of the Company's Internet call centers. The call centers employ representatives who are trained to work with customers in a consultative manner, to provide helpful information and establish a relationship with the potential customer.

     The Company has increased its call center capacity by transferring experienced managers and personnel from its traditional origination channels to its Internet division. The Company's experience is that having a number of smaller call centers allows it to best manage and motivate its sales representatives and create an atmosphere that is most conducive to its consultative sales approach. To enable several smaller call centers to work together efficiently, the Company has installed "virtual" software so that a representative in any one call center can service a mortgage shopper regardless of the source that referred that shopper.

   The Retail Division

     The Company's retail division is the core of its traditional business. Prior to the acquisition of Marina, this division consisted of 14 offices in the eastern United States, including its New York City headquarters. With the addition of Marina, the Company expanded its retail base by an additional 14 offices located in the western United States. The Company's retail division has six origination channels: community loan offices; direct-to-consumer advertising; realtor builder joint ventures; the Corporate Affinity Program; telemarketing; and the Real Estate Direct Program.

     Community Loan Offices. The Company's community loan offices serve the regions in which they operate, and obtain business by developing and nurturing a referral network of realtors, real estate attorneys, builders and accountants. They also facilitate the efficient processing and closing of a borrower's loan. Available services include pre-approval commitments based on Fannie Mae's Desktop Underwriter(R), flexible rate lock-in and extension policies, and holding of escrows and other accommodations that help a borrower and facilitate a real estate transaction. The Company's community loan offices provide special services to builders, including issuing commitments to lend to buyers in their projects as their onsite resource for mortgage financing.

     In order to attract and retain experienced loan originators, the Company offers a high level of support that includes a broad product range, technical help desk support, flexible extension policies, expenditures on trade shows, educational seminars and other marketing initiatives and promotional materials.

     Direct to Consumer Advertising. The Company advertises its products in selected local and regional print media. Customer calls generated by advertising are handled by its more experienced loan originators who use the Company's consultative sales approach.

     Realtor and Builder Joint Ventures. The Company has established three joint ventures with mid-size real estate brokerage firms and builders, who provide the venture with access to potential customers. The Company and its partners each have a 50% interest in the venture. Each venture makes loans, retaining the application and processing fees, points and discounts earned in connection with the mortgages it originates. The venture then sells the mortgage loans to the Company, which in turn resells the loans to institutional buyers. The Company believes that this distribution channel provides an opportunity to cross sell with local realtors and builders.

     Corporate Affinity Program. Under this program, the Company makes loans to employees of large companies and firms who are members of its Corporate Affinity Program. The employees receive special group discounts, service guarantees and other accommodations.

     Telemarketing. The Company maintains a staff of loan originators and telemarketers who place calls to persons identified as having high-interest rate loans due to poor past credit history, but who have improved their credit history and would now qualify for lower interest rate mortgages.

     Real Estate Direct. The Company established its Real Estate Direct Program to reach customers at the beginning of the home-buying process. Under this program, the Company places advertisements for a particular home that not only describe the home, but also a package of available mortgage financing terms. The Company believes that it benefits by having early access to potential borrowers, many of whom, although they may not buy the particular property advertised, may become customers of the Company.

   The Wholesale Division

     The Company has established relationships with more than 75 mortgage brokers. The Company's wholesale division actively solicits referrals of borrowers from this network of independent mortgage brokers.

     A mortgage broker deals directly with the borrower and submits the fully processed loan application to the Company for an underwriting determination. The Company applies its usual underwriting standards to each wholesale-originated mortgage, issues a written commitment and, upon satisfaction of all lending conditions, closes the mortgage. The Company offers mortgage brokers direct access to Fannie Mae's Desktop Underwriter(R), which enables them to give their clients immediate approvals. The Company also offers its entire product line, the ability to provide approval within 24 to 48 hours of receipt of a file, flexible lock-in and extension policies, personalized service, knowledgeable and experienced wholesale loan originators and support of mortgage broker industry events, such as trade shows and educational seminars.

     The Company conducts due diligence on mortgage brokers with whom the it considers doing business. Its diligence includes verifying their financial statements and running credit checks of principals, checking business references provided by the brokers and verifying with the applicable regulators that a broker is in good standing. Once approved, the Company requires that a mortgage broker sign an agreement that governs the mechanics of doing business with the Company and that sets forth the representations and warranties the broker makes regarding each loan submitted to the Company.

THE COMPANY'S MORTGAGE PRODUCTS

     The Company offers a broad and competitive range of mortgage products that aim to meet the mortgage needs of all borrowers. Its product line includes Fannie Mae-eligible loans, jumbo loans, adjustable rate mortgages, FHA-insured and VA-guaranteed loans, alternate "A" loans, non-prime loans, home equity and second mortgage loans, construction loans and bridge loans. The Company provides its full product line through each of the three divisions.

     The Company's network of loan buyers allows it to identify specific loan features, to identify a loan buyer who will purchase loans with those specific features and to select a buyer who will accept the lowest yield for loans with those features. As a result, the Company is able to offer a wide range of products that it believes are well priced and that have many different features to suit a customer's needs.

     The following table summarizes information with respect to the most important categories of mortgage loans the Company originated for the year ended December 31, 1999:


                        MORTGAGE LOAN ORIGINATION SUMMARY

                                                                                                    % OF TOTAL
                                                                                                    ----------
MORTGAGE TYPE                                 NUMBER OF LOANS             DOLLAR VOLUME            DOLLAR VOLUME
                                              ---------------             -------------            -------------
                                            YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,    YEAR ENDED DECEMBER 31,
                                            -----------------------    -----------------------    -----------------------
                                              1999        1998           1999        1998           1999        1998
                                              ----        ----           ----        ----           -----       ----
                                                                          (in millions)
Fannie Mae Eligible Fixed..............      4,054        3,560          622.1    $  539.6          46.1%       46.6%
Jumbo Fixed............................        410          506          153.8       171.5          11.4        14.8
Adjustable Rate (ARMs).................        730          519          252.3       177.5          18.7        15.3
FHA/VA.................................      1,463        1,084          200.5       143.0          14.9        12.4
Alternate "A" Loans....................        220          539           43.6        82.1           3.2         7.1
Non-Prime Loans........................        488          240           51.2        25.8           3.8         2.2
Home Equity/Second.....................        344          177           16.8         9.0           1.3         0.8
Construction Loans.....................         16           20            6.3         8.4           0.5         0.7
Bridge Loans...........................          7            9            1.8         0.6           0.1         0.1
                                             -----        -----        -------    --------         ------       -----
       TOTAL...........................      7,732        6,654        1,348.4    $1,157.5         100.0%      100.0%
                                             =====        =====        =======    ========         ======      ======

     Conforming and Government-Insured Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by Fannie Mae or the Federal Home Loan Mortgage Corporation (commonly referred to as Freddie Mac). This product is limited to high quality borrowers with good credit records and involves adequate down payments or mortgage insurance. These loans may qualify for insurance from the Federal Housing Authority (FHA) or guarantees from the Veterans Administration (VA). The Company has been designated by the U.S. Department of Housing and Urban Development (HUD) as a direct endorser of loans insured by the FHA and as an automatic endorser of loans partially guaranteed by the VA, allowing it to offer so-called FHA or VA mortgages to qualified borrowers. FHA and VA mortgages must be underwritten within specific governmental guidelines, which include borrower income verification, asset verification, borrower credit worthiness, property value and property condition.

     Jumbo Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently, $252,700 for single-family, one-unit mortgage loans in the continental United States). The Company offers jumbo loans with creative financing features, such as the pledging of security portfolios. Its jumbo loan program is geared to the more financially sophisticated borrower.

     Adjustable Rate Mortgages (ARM). The ARM's defining feature is a variable interest rate that fluctuates over the life of the loan, usually 30 years. Interest rate fluctuations are based on an index that is related to Treasury bill rates, regional or national average cost of funds of savings and loan associations, or another widely published rate, such as LIBOR. The period between the rate changes is called an adjustment period and may change every six months, one year, three years, five years or ten years. Some of the Company's ARMs may include payment caps, which limit the interest rate increase for each adjustment period.

     Alternate "A" Loans. From a credit risk standpoint, alternate "A" loan borrowers present a risk profile comparable to that of conforming loan borrowers, but entail special underwriting considerations, such as a higher loan to value ratio or limited income verification.

     Non-Prime Mortgage Loans. The non-prime mortgage loan focuses on customers whose borrowing needs are not served by traditional financial institutions. Borrowers of non-prime mortgage loans may have impaired or limited credit profiles, high levels of debt service to income, or other factors that disqualify them for conforming loans. By originating mortgage loans to borrowers with higher credit risk, the Company is able to charge higher interest rates than would be charged for its conventional loans. Offering this category of mortgage loans on a limited basis allows the Company to provide loan products to borrowers with a variety of differing credit profiles.

     Home Equity and Second Mortgage Loans. These loans are generally secured by second liens on the related property. Home equity mortgage loans can take the form of a home equity line of credit, which generally bears an adjustable interest rate, while second mortgage loans are closed-end loans with fixed interest rates. Both types of loans are designed for borrowers with high credit profiles. Home equity lines generally provide for a 5- or 15-year draw period where the borrower withdraws needed cash and pays interest only, followed by a 10- to 20-year repayment period. Second mortgage loans are fixed in amount at the time of origination and typically amortize over 15 to 30 years with a balloon payment due after 15 years.

     Construction Loans. The Company offers a variety of construction loans for owner-occupied single-family residences. These loans are available on a rollover basis, meaning that the borrower can secure funding for the land purchase and construction of the home, then roll the financing over into a permanent mortgage loan. During the construction period, interest-only payments are made. Withdrawals during the construction period, to cover the costs associated with each stage of completion, are usually made in five to ten disbursements.

     Bridge Loans. The bridge loans that the Company makes are short-term loans and may be used in conjunction with the other loan products. Bridge loans provide a means for a borrower to obtain cash based on the equity of a current home that is on the market but not yet sold and to use that cash to purchase a new home.

SALE OF LOANS AND SERVICING RIGHTS

     The Company's business strategy is to sell the loans it makes, typically within 30 days of origination, rather than hold them for investment. The Company sells its loans to Fannie Mae, large national banks, thrifts and smaller banks, securities dealers, real estate investment trusts and other institutional loan buyers. The Company also swaps loans with Fannie Mae for mortgage-backed securities, which it then sells.

     Typically, the Company sells or swaps the loans with limited recourse to it. This means that, with some exceptions, the Company reduces its exposure to default risk at the time it sells the loan, except that it may be required to repurchase the loan if it breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor.

     The Company sells or swaps the loans under agreements to the buyers and institutions described above, many of whom compete directly with the Company for mortgage originations. The agreements generally do not have a limit as to the principal amount of loans that the Company may sell, and establish an ongoing sale program under which these investors and institutions stand ready to buy so long as the loans the Company offers for sale meet their underwriting standards.

     Generally, the Company sells the servicing rights to its loans at the time it sells those loans. When it swaps loans for mortgage-backed securities, at the time of completing the swap it sells the servicing rights to the loans to an independent loan servicer. The prices at which the Company is able to sell its mortgage servicing rights vary over time and may be materially adversely affected by a number of factors, including the general supply of, and demand for, mortgage servicing rights and changes in interest rates.

     In 1999, the three institutional investors that bought the most loans from the Company were Chase Manhattan Mortgage Corporation, Norwest Funding, Inc. and Fleet Mortgage Corp., which accounted for 31.2%, 22.6%, and 15.2% of the Company's total loan sales, respectively. The loss of any of these institutions as a buyer of the Company's loans, or a significant reduction in the amount of loans they are willing to buy or a significant reduction in the prices those buyers are willing to pay, could have a material adverse effect on the Company's business and results of operations.

LOAN UNDERWRITING

     The Company's primary goal in making a decision whether to extend a loan is whether that loan conforms to the expectations and underwriting standards of the institution that buys that type of loan. Typically, these buyers focus on a potential borrower's credit history, often as summarized by credit scores, income and stability of income, liquid assets and net worth and the value and the condition of the property to be pledged. Whenever possible, the Company uses artificial intelligence underwriting systems to determine whether a particular loan meets those standards and expectations. In those cases where artificial intelligence is not available, the Company relies on its credit officer staff to make the determination.

QUALITY CONTROL

     The Company has hired an outside firm to perform quality control testing for it. The firm typically samples, on a random basis, 10% of the loans the Company originates. It checks the accuracy of the borrower's income and assets and the credit report used to make the loan, reviews whether the loan buyer's underwriting standards were properly applied, examines whether the loan complies with government regulations and, for 1% of the loans the Company originates, it reappraises the underlying property. The firm issues monthly reports to the Company, which it uses to identify areas that need corrective action or could use improvement. To date, those reports have not identified material quality control concerns, although there can be no assurances that the Company will not experience material quality control concerns in the future.

GOVERNMENT REGULATION

     The Company's business is subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities and government sponsored enterprises, including without limitation HUD, FHA, VA, Fannie Mae, Freddie Mac, Ginnie Mae and state regulatory authorities. These rules and regulations impose obligations and restrictions on the Company's loan origination and credit activities, including without limitation the processing, underwriting, making, selling, securitizing and servicing of mortgage loans.

     The Company's lending activities also are subject to various federal laws, including the Federal Truth-in-Lending Act and Regulation Z thereunder, the Homeownership and Equity Protection Act of 1994, the Federal Equal Credit Opportunity Act and Regulation B thereunder, the Fair Credit Reporting Act of 1970, the Real Estate Settlement Procedures Act of 1974 and Regulation X thereunder, the Fair Housing Act, the Home Mortgage Disclosure Act and Regulation C thereunder and the Federal Debt Collection Practices Act, as well as other federal statutes and regulations affecting its activities. The Company's loan origination activities also are subject to the laws and regulations of each of the states in which it conducts its activities.

     These laws, rules, regulations and guidelines limit mortgage loan amounts and the interest rates, finance charges and other fees the Company may assess, mandate extensive disclosure and notice to its customers, prohibit discrimination, impose qualification and licensing obligations on it, establish eligibility criteria for mortgage loans, provide for inspections and appraisals of properties, require credit reports on prospective borrowers, regulate payment features, and prohibit kickbacks and referral fees, among other things. These rules and requirements also impose on the Company certain reporting and net worth requirements. Failure to comply with these requirements can lead to, among other things, loss of approved status, termination of contractual rights without compensation, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement actions.

     The Company is subject to periodic audits by the regulators in many of the states where it operates. To date, the audits have not found any material violations. In addition, the Company's "enterprise" computer application assists it in complying with government regulations by automatically selecting the requisite loan disclosure documents, calculating permissible fees and charges and assuring that products offered to a particular borrower meet the requirements of that borrower's state. The Company's legal compliance is reviewed as part of its quality control process, which is performed by an independent contractor with expertise in these matters.

     Although the Company believes that it has systems and procedures in place to ensure compliance with these requirements and believe that it currently is in compliance in all material respects with applicable federal, state and local laws, rules and regulations, there can be no assurance of full compliance with current laws, rules and regulations, that more restrictive laws, rules and regulations will not be adopted in the future, or that existing laws, rules and regulations or the mortgage loan documents with borrowers will not be interpreted in a different or more restrictive manner. The occurrence of any such event could make compliance substantially more difficult or expensive, restrict the Company's ability to originate, purchase, sell or service mortgage loans, further limit or restrict the amount of interest and other fees and charges earned from mortgage loans that the Company originates, purchases or services, expose it to claims by borrowers and administrative enforcement actions, or otherwise materially and adversely affect its business, financial condition and results of operations.

     Members of Congress, government officials and political candidates have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. Because many of the Company's loans are made to borrowers for the purpose of purchasing a home, the competitive advantage of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by this type of governmental action. Accordingly, the reduction or elimination of these tax benefits could have a material adverse effect on the demand for the kind of mortgage loans the Company offers.

     The Company also is performing various mortgage-related operations on the Internet. The Internet, and the laws, rules and regulations related to it, are new and still evolving. As such, there exist many opportunities for the Company's business operations on the Internet to be challenged or to become subject to legislation, any of which may materially and adversely affect its business, financial condition and results of operations.

INFORMATION SYSTEMS

     The Company's enterprise system controls most aspects of the Company's operations, from the processing of a loan application through the closing of the loan and the sale of the loan to institutional investors. The system also performs checks and balances on many aspects of the Company's operations, and it supports the Company's marketing efforts. The Company's enterprise system functions on a wide area network that connects all of its branches in "real time." With its wide area network, a transaction at any one of its locations is committed centrally and is therefore immediately available to all personnel at all other locations. An important benefit of the enterprise system is that it aids the Company in controlling its business process. The system assures that the Company's underwriting policies are adhered to, that only loans that are fully approved are disbursed, and that the correct disclosures and loan documents are used based on a borrower's state and loan program. The Company's enterprise system also provides its management with reports and other key data.

     MORTGAGESELECT.COM has developed a proprietary call center and Web site software programs that integrate the call center, its contact management system, Fannie Mae's automated underwriting system and the Internet Web site. The Company's Internet software programs were developed using in-house personnel and outside software consulting companies specializing in Internet mortgage services software.

COMPETITION

     Mortgage banking on the Internet is highly competitive. A large number of mortgage companies currently transact business over the Internet in one form or another. The sophistication of these companies in the Internet channel varies from simple one-page information Web sites to Web sites with extensive on-line content and features. Many of these mortgage companies share a business strategy and capability similar to that of the Company. The competition includes banks such as Chase and Bank of America, as well as mortgage originators such as Prism Financial Corporation, E-Loan and Mortgage.com, all of which are larger and better capitalized than the Company. In addition, the Company competes on the Internet with large, national mortgage companies, such as Countrywide Credit Industries, Inc. and HomeSide Lending, which have greater origination volumes and capitalization than the Company.

     A large number of mortgage companies also transact business through retail offices and other traditional channels. The Company's competitors include other mortgage bankers (including those noted above), state and national commercial banks, savings and loan associations (including, for example, Dime Savings Bank of New York, FSB and Home Federal Savings Bank), credit unions, insurance companies and other finance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company.

                            SPECIAL NOTES OF CAUTION

REGARDING FORWARD-LOOKING STATEMENTS

     Some of the information in this report may constitute "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements generally discuss the Company's plans and objectives for future operations. They also include statements containing a projection of revenues, earnings (loss), capital expenditures, dividends, capital structure or other financial terms. The following statements particularly are forward-looking in nature:

         o  the Company's strategy;

         o  development of the Company's Internet capabilities;

         o  projected joint ventures or acquisitions; and

         o  projected capital expenditures.

     The forward-looking statements in this report are based on the Company's management's beliefs, assumptions and expectations of its future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to the Company, that may cause its actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition it expresses or implies in any forward-looking statements. Some of the important factors that could cause the Company's actual results, performance or financial condition to differ materially from its expectations are:

         o general volatility of the capital markets and the market price of the Company's shares;

         o changes in the real estate market, interest rates or the general economy of the markets in which the Company operates;

         o economic, technological or regulatory changes affecting the use of the Internet;

         o  the Company's ability to employ and retain qualified employees;

         o changes in government regulations that are applicable to the Company's regulated brokerage and property management businesses;

         o the Company's ability to identify and complete acquisitions and successfully integrate businesses it acquires; o changes in the demand for the Company's services;

         o  the degree and nature of the Company's competition; and

         o the other factors referenced in this report, including, without limitation, those under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business."

     When used in this report, the words "plan," "believe," "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements. The Company qualifies any and all of its forward-looking statements entirely by these cautionary factors.

ITEM 2. PROPERTIES

     The Company's Executive and Administrative Offices are located in New York, New York and Melville, New York, respectively, and consist of approximately 50,200 square feet. The two leases covering the Executive and Administrative offices expire in December of 2007 and January of 2003, respectively, and the combined monthly rent is $97,458.

     The Company leases an aggregate of 28 spaces for its regional operation center and lending offices in Arizona, California, Connecticut and New York. As of December 31, 1999 these facilities had an annual aggregate base rental of approximately $1,598,000, and ranged in size from 400 to 11,523 square feet with remaining lease terms ranging from one to eight years.

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of its business, the Company is at times subject to various legal proceedings. The Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

     A multitude of class action lawsuits have been filed against companies in the mortgage banking industry, which allege, among other things, violations of the terms of the mortgage loan documents and certain laws, rules and regulations (including without limitation consumer protection laws). These lawsuits may result in similar suits being filed against the Company. In addition, the publicity generated by such lawsuits may result in legislation that affects the manner in which the Company conducts its business and its relationships with mortgage brokers, correspondents and others. Any of these developments may materially and adversely affect the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the NASDAQ National Market under the symbol AHMH and began trading on October 4, 1999. The following table sets forth the high, low and closing sales prices for AHM's Common Stock as reported by the NASDAQ National Market for the periods indicated.

                                                                    1999
                                                             -----------------
                                                             HIGH          LOW
                                                             ----          ---

               Fourth Quarter (Commencing October 4, 1999)   7.375        5.375

     As of March 27, 2000, the closing sales price of the Company's Common Stock, as reported on the NASDAQ National Market, was $7.125.

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any earnings for growth and expansion of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In addition, the Company has certain limitations on its ability to pay dividends under certain of its credit facilities without prior approval of the lenders.

     As of March 27, 2000 the Company had 16 stockholders of record. The Company believes, based on the number of proxy statements and related materials requested in connection with its April 12, 2000 special meeting of stockholders, that there are approximately 800 beneficial owners of its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING
        DATA)

     The following selected financial data as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1999, 1998, 1997 and 1996 have been derived from the Company's consolidated financial statements, included elsewhere in this report, which have been audited by Deloitte & Touche LLP, the Company's independent auditors. The selected financial data as of December 31, 1995 and 1996 and for the year ended December 31, 1995 have been derived from the Company's unaudited consolidated financial statements, which are not included in this report. These financial statements include all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position and results of operations for these periods. You should not assume that the results below indicate results that the Company will achieve in the future. The operating data are derived from unaudited financial information that the Company compiled.

     You should read the information below along with all the other financial information and analysis presented in this report, including the Company's financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------

                                                                     1999        1998        1997        1996        1995
                                                                     ----        ----        ----        ----        ----
STATEMENT OF INCOME DATA:
   Revenues
     Gain on sale of mortgage loans ...........................    $ 21,957    $ 18,981    $ 10,597    $  6,360    $  6,361
     Interest income (expense), net ...........................       1,704         734         369         204        (610)
     Other ....................................................       1,201         502         356          21          --
                                                                   --------    --------    --------    --------    --------
         Total revenues .......................................      24,862      20,217      11,321       6,585       5,751
                                                                   --------    --------    --------    --------    --------
   Expenses
     Salaries, commissions and benefits, net ..................      11,611       9,430       5,317       3,459       3,930
     Marketing and promotion ..................................       1,774       1,236         962         814         445
     Occupancy and equipment ..................................       2,429       1,654         909         501          91
     Data processing and communications .......................       1,133         952         612         337         203
     Provision for loss .......................................          28         153         117          --          --
     Other ....................................................       2,550       1,543         946         830         715
                                                                   --------    --------    --------    --------    --------
         Total expenses .......................................      19,525      14,968       8,862       5,941       5,384
                                                                   --------    --------    --------    --------    --------
   Income before income taxes and minority interest ...........       5,337       5,249       2,459         644         367
         Income taxes(1) ......................................       1,441         328         140          38          29
         Minority interest ....................................          35          51          --          --          --
                                                                   --------    --------    --------    --------    --------
                  Net income (loss) ...........................    $  3,861    $  4,870    $  2,319    $    606    $    338
                                                                   ========    ========    ========    ========    ========
   Net income per share:
     Basic ....................................................    $   0.69    $   0.97    $   0.46    $   0.12    $   0.07
     Diluted ..................................................    $   0.69    $   0.97    $   0.46    $   0.12    $   0.07
   Weighted average number of shares outstanding:
     Basic ....................................................       5,595       5,000       5,000       5,000       5,000
     Diluted ..................................................       5,603       5,000       5,000       5,000       5,000
BALANCE SHEET DATA:
     Cash and cash equivalents ................................    $  3,414    $  2,892    $  2,058    $  1,226    $    982
     Mortgage loans held for sale, net ........................      65,115      34,667      24,676       9,167       9,070
     Total assets .............................................      85,884      42,392      28,914      11,487      10,381
     Warehouse lines of credit ................................      56,805      34,070      24,454       9,076       9,026
     Other liabilities ........................................      11,056       2,298       1,886         881         509
     Total stockholder's equity ...............................    $ 18,000    $  5,924    $  2,574    $  1,530    $    886
OPERATING DATA:
     Total mortgage originations (in millions) ................    $  1,348    $  1,158    $    724    $    544    $    341
         Home purchases .......................................    $    978    $    749    $    562    $    383    $    264
         Refinancings .........................................    $    370    $    409    $    162    $    161    $     77
     Number of loans originated ...............................       7,732       6,543       4,361       2,915       1,674
     Loan originators at period end ...........................         220          76          71          40          28
     Number of branches at period end .........................          28          12           8           7           5

---------------------------------------

(1) Prior to September 29, 1999, American Home Mortgage Corp. (AHM) elected to be treated as an S corporation for federal and state income tax purposes. Prior to AHM's election to be treated as an S corporation, all federal taxes were taxable to and paid by AHM's sole shareholder. Income taxes for the years ended December 31, 1998, 1997, 1996 and 1995 reflect state income taxes only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company has made forward-looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements include information concerning the Company's possible or assumed future results of operations. Also, when the Company has used such words as "believe," "expect," "anticipate," "plan," "could," "intend" or similar expressions, it is making forward-looking statements. You should note that an investment in the Company's securities involves certain risks and uncertainties that could affect its future financial results. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "factors that may affect future performance" and elsewhere in this annual report on Form 10-K.

     The Company is a leading independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through its 220 primarily commission-compensated loan originators. The Company operates from 14 loan offices in the New York metropolitan area and five other eastern states, 13 loan offices in California and one in Arizona. The Company operates primarily as a mortgage banker, underwriting, funding and selling its loan products to more than 45 different buyers. In January of 1999, the Company began marketing its mortgage products over the Internet through its Internet site, MORTGAGESELECT.COM. Mortgage products are originated online through arrangements with a number of popular Web sites and through the Company's own Web site, established in 1999.

     As a mortgage bank, the Company generates revenues through the origination and subsequent sale of funded loans. These revenues are made up of net gain on sale and interest income. Net gain on sale consists of the net gain on the sale of mortgage loans and mortgage servicing rights, which are sold generally within 30 days of origination. This net gain is recognized based on the difference between the combined selling price of the loan and its related servicing rights, and the carrying value of the mortgage loans and servicing rights sold. Net gain on sale also includes loan-related fees consisting of application, documentation, commitment and processing fees paid by borrowers. Net interest income consists of the difference between interest received by the Company on its mortgage loans held for sale and interest paid by it under its credit facilities.

     The Company's expenses largely consist of:

         o    salaries and benefits paid to employees;

         o    occupancy and equipment costs;

         o Internet-related expenses, including licensing and participation fees and advertising costs;

         o    marketing, promotion and advertising costs; and

         o    data processing and communication costs.

A substantial portion of these expenses is variable in nature. Commissions paid to loan originators are 100% variable, while other salaries and benefits fluctuate from quarter to quarter based on the Company's assessment of the appropriate levels of non-loan originator staffing, which correlates to the current level of loan origination volume and the Company's perception of future loan origination volume.

     Seasonality affects the mortgage industry as loan originations are typically at their lowest levels during the first and fourth quarters due to a reduced level of home buying activity during the winter months. Loan originations generally increase during the warmer months, beginning in March and continuing through October. As a result, the Company expects higher earnings in its second and third quarters and lower earnings in the first and fourth quarters.

     Interest rate and economic cycles also affect the mortgage industry, as loan originations typically fall in rising interest rate environments. During these periods, refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Due to stable and decreasing interest rate environments over recent years, the Company's to date performance may not be indicative of results in rising interest rate environments. In addition, the Company's recent and rapid growth may distort some of its ratios and financial statistics and may make period-to-period comparisons difficult. In light of this growth, the Company's to date earnings performance may be of little relevance in predicting future performance. Furthermore, the Company's financial statistics may not be indicative of its results in future periods.

     On December 30, 1999, American Home acquired Marina Mortgage Company, Inc., a California corporation. Marina, now a wholly-owned subsidiary of American Home, is a full service retail lender. Marina originates and purchases mortgage loans for sale in the secondary mortgage market. It operates 13 branch offices in California and one in Arizona and employs approximately 226 full time employees, including 104 sales personnel. Marina is licensed, exempt or otherwise qualified to originate loans in 32 states. Its business included its Internet division, which has provided the Company with its third Internet call center. Goodwill generated as a result of this transaction was approximately $4.5 million and will be amortized over 20 years.

     On January 17, 2000, American Home entered into an agreement to acquire First Home Mortgage Corp., an Illinois corporation. Upon completion of the acquisition, the shareholders of First Home will receive an aggregate of 489,760 shares of American Home's common stock and $3.6 million over a period of two years. In addition, the shareholders of First Home may receive additional consideration consisting of cash and shares of American Home common stock based on the future results of the financial performance of the First Home division of the Company (please see the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2000 for further information). First Home is an independent mortgage lender based in metropolitan Chicago. Formed in 1987, First Home originates primary residential mortgage loans. It operates 21 branch offices in four states and employs approximately 255 full time employees, including sales personnel. First Home is qualified to originate loans in 23 states. The mergers with Marina in 1999 and First Home, expected to be completed late in the second quarter of 2000, represent an expansion of the Company's traditional lending activities into the western and midwest geographic regions of the country. It is anticipated that upon the completion of this transaction the goodwill of approximately $5.0 million will be generated and amortized over 20 years.

     In addition to the First Home merger, the Company may, from time to time, engage in other acquisitions. Any acquisition made by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets. The Company also may experience difficulties in integrating the operations, services, products and personnel of acquired companies or the diversion of management's attention from ongoing business operations. The Company currently has no formal agreements with regard to any potential acquisition other than First Home, and there can be no assurance that First Home or future acquisitions, if any, will be consummated.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information derived from the Company's statement of operations expressed as a percentage of total revenues. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------

                                                         1999     1998     1997
                                                         ----     ----     ----
RESULTS OF OPERATIONS:
     Gain on sale of mortgage loans...................   88.3%    93.9%    93.6%
     Net interest income..............................    6.9      3.6      3.3
     Other............................................    4.8      2.5      3.1
                                                        -----    -----    -----
         Total revenues...............................  100.0    100.0    100.0
                                                        -----    -----    -----
     Salaries, commissions and benefits, net..........   46.7     46.6     47.0
     Marketing and promotion..........................    7.1      6.1      8.5
     Occupancy and equipment..........................    9.8      8.2      8.0
     Data processing and communications...............    4.6      4.7      5.4
     Provision for loss...............................    0.1      0.8      1.0
     Other............................................   10.3      7.6      8.4
                                                        -----    -----    -----
         Total expenses...............................   78.6     74.0     78.3
                                                        -----    -----    -----
Net income before taxes and minority interest.........   21.4     26.0     21.7
                  Income taxes........................    5.8      1.6      1.2
                  Minority interest...................    0.1      0.3      -
                                                        -----    -----    -----
                  Net income as reported..............   15.5%    24.1%    20.5%
                                                        =====    =====    =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Total Revenues. The Company's total revenues for the year ended December 31, 1999, compared to year ended December 31, 1998, increased to $24.9 million from $20.2 million in 1998, an increase of $4.7 million, or 23.0%, primarily as a result of strong origination growth and the subsequent sale of loans and a generally favorable interest rate environment. Loan sales increased to $1.3 billion in 1999 from $1.2 billion in 1998 (which amounts include $64.6 million and $47.5 million of originations in which the Company acted as broker, respectively), resulting from new community loan office expansion and its Internet activity.

     Net gain on the sale of mortgage loans increased to $22.0 million in 1999 from $19.0 million in 1998, an increase of $3.0 million, or 15.7%. The increase was attributable to the increase in the Company's origination volume and improved margins.

     Net interest income increased to $1.7 million in 1999 from $734,000 in 1998, an increase of $966,000, or 132.0%. This increase was due to more efficient cash management, including the implementation of sweep accounts, which increased interest income.

     Other income increased to $1.2 million in 1999 from $502,000 in 1998, an increase of $698,000, or 139.2%. The increase was due primarily to volume incentive bonuses from various investors. These bonuses represent payments received by the Company when it meets certain volume targets specified in its various agreements with loan purchasers. The Company accrues volume incentive income when targets are reached.

     Salaries, Commissions and Benefits. Salaries, commissions and benefits increased to $11.6 million in 1999 from $9.4 million in 1998, an increase of $2.2 million, or 23.1%. The increase related primarily to the Company's Internet expansion efforts, increased staffing levels, both at new and existing community loan offices, and, to a lesser extent, the non-deferred portion of commissions paid to loan originators. As of December 31, 1999, the Company employed 543 people compared to 287 people at December 31, 1998.

     Marketing and Promotion Expenses. Marketing and promotion expenses increased to $1.8 million in 1999 from $1.2 million in 1998, an increase of $600,000, or 43.5%. The increase was primarily attributable to new community loan office openings.

     Occupancy and Equipment Expenses. Occupancy and equipment expenses increased to $2.4 million in 1999 from $1.7 million in 1998, an increase of $700,000, or 46.9%. The increase was due primarily to an increase in occupancy costs as a result of opening new community loan offices and depreciation charges for increased computer networking.

     Data Processing and Communications. Data processing and communication costs increased to $1.1 million in 1999 from $952,000 in 1998, an increase of $148,000, or 19.1%. The increase was primarily a result of increased staffing levels, the opening of new community loan offices and increased expansion of the Company's Internet division.

     Other Expenses. Other expenses increased to $2.5 million in 1999 from $1.5 million in 1998, an increase of $1.0 million or 65.2%. These expenses, which consist primarily of office supplies, travel, insurance and professional fees, have increased with the Company's general activity and employment levels.

     Income Taxes. Income taxes increased to $1.4 million in 1999 from $328,000 in 1998, and increase of $1,072,000 or 339%. The increase was primarily due to a change in the tax status of AHM. Prior to September 29, 1999, AHM elected to be treated as an S corporation. This increase in tax also includes a non-cash, non-recurring tax expense of $625,000 resulting from this change.

     Net Income. Net income decreased to $3.9 million in 1999 from $4.9 million in 1998, a decrease of $1.0 million, or 20.7%. The decrease in net income was primarily the result of the Company's change in tax status.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Total Revenues. The Company's total revenues increased to $20.2 million in 1998 from $11.3 million in 1997, an increase of $8.9 million, or 78.6%, primarily as a result of strong origination growth and the subsequent sale of loans. Loan sales increased to $1.2 billion in 1998 from $729.6 million in 1997 (which amounts include $47.5 million and $30.7 million of originations in which the Company acted as broker, respectively), resulting from new community loan office expansion. During 1998, the Company opened four new community loan offices. In addition, refinancings accounted for approximately 35.3% of its origination volume in 1998 compared to approximately 22.4% in 1997.

     Net gain on sale of mortgage loans increased to $19.0 million in 1998 from $10.6 million in 1997, an increase of $8.4 million, or 79.4%. The increase was attributable to the increase in the Company's origination volume.

     Net interest income increased to $734,000 in 1998 from $369,000 in 1997, an increase of $365,000, or 98.9%. This increase was due to increased loan origination volume, as well as increased use of financing agreements or purchase and sale facilities to increase the interest spread against borrowed funds.

     Other income increased to $502,000 in 1998 from $356,000 in 1997, an increase of $146,000, or 41.0%. The increase was due primarily to volume incentive bonuses earned from various purchasers during that period, as well as to the gain on sale of marketable securities.

     Salaries, Commissions and Benefits. Salaries, commissions and benefits increased to $9.4 million in 1998 from $5.3 million in 1997, an increase of $4.1 million, or 77.4%. The increase related primarily to increased staffing levels, both at new and existing community loan offices, and, to a lesser extent, the non-deferred portion of commissions paid to loan originators. As of December 31, 1998, the Company employed 287 people, compared to 185 people at December 31, 1997. These expenses are expected to continue to increase in 1999 as a result of increased loan origination volume and additional employees expected to be hired in connection with the expansion of existing operations and new community loan office openings.

     Marketing and Promotion Expenses. Marketing and promotion expenses increased to $1.2 million in 1998 from $962,000 in 1997, an increase of $274,000, or 28.5%. The increase was primarily attributable to new community loan office openings.

     Occupancy and Equipment Expenses. Occupancy and equipment expenses increased to $1.7 million in 1998 from $909,000 in 1997, an increase of $745,000, or 82.0%. The increase was due primarily to an increase in occupancy costs as a result of opening new community loan offices and depreciation charges for increased computer networking.

     Data Processing and Communications. Data processing and communication costs increased to $952,000 in 1998 from $612,000 in 1997, an increase of $340,000, or
55.6%. The increase was primarily a result of increased staffing levels and the opening of new community loan offices.

     Other Expenses. Other expenses increased to $1.5 million in 1998 from $946,000 in 1997, an increase of $597,000, or 63.1%. These expenses, which consist primarily of office supplies, travel, insurance and professional fees, have increased with general activity and employment levels.

     Net Income. Net income increased to $4.9 million in 1998 from $2.3 million in 1997, an increase of $2.6 million, or 110.0%.

LIQUIDITY AND CAPITAL RESOURCES

     To originate a mortgage loan, the Company draws against a syndicated warehouse facility its subsidiary, American Home Mortgage Corp., has entered into with First Union National Bank. The First Union warehouse facility was originally for $60 million. First Union has agreed to increase this facility to $75 million through April 30, 2000, and the Company is in negotiations to replace this facility with a new $100 million warehouse facility that will be agented by First Union. The Company expects to finalize an agreement with respect to the new facility prior to April 30, 2000. The Company's existing warehouse facility is secured by the mortgages it originates and certain of its other assets. Loans under its warehouse facility bear interest at rates that vary depending on the type of underlying loan, and these loans are subject to sublimits, advance rates and terms that vary depending on the type of underlying loan and the ratio of the Company's liabilities to its tangible net worth. At March 28, 2000, the outstanding balance under the warehouse facility was $56.0 million, the outstanding balance in drafts payable was $2.9 million and the maximum amount available for additional borrowings was $19.0 million.

     Comerica Bank extended a $30 million line of credit to Marina prior to American Home's acquisition of Marina. The interest rate on outstanding balances fluctuated daily based on a spread to the Federal funds rate and interest was paid monthly. This line was extinguished subsequent to the acquisition by American Home and consequently, the balance at March 28, 2000 was $0.

     The documents governing the Company's warehouse facility contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require the Company to maintain a minimum ratio of total liabilities to tangible net worth and maintain a minimum level of tangible net worth, liquidity, stockholder's equity and leverage ratios, as well as to comply with applicable regulatory and investor requirements. The facility also contains covenants limiting the Company's subsidiary's ability to:

         o    transfer or sell assets;

         o    create liens on the collateral;

         o    pay cash or stock dividends; or

         o    incur additional indebtedness,

without obtaining the prior consent of First Union, which consent may not be unreasonably withheld. These limits on the subsidiary may in turn restrict American Home's ability, as the holding company, to pay cash or stock dividends on its stock.

     In addition, under the Company's warehouse facility, First Union will not continue to finance a mortgage loan that it holds if:

         o the loan is rejected as "unsatisfactory for purchase" by the ultimate investor and has exceeded its permissible 60-day warehouse period;

         o the Company fails to deliver the applicable mortgage note or other documents evidencing the loan within the requisite time period;

         o the underlying property that secures the loan has sustained a casualty loss in excess of 5% of its appraised value; or

         o the loan ceases to be an eligible loan (as determined pursuant to the warehousing agreement).

     In addition to the First Union warehouse facility, the Company has purchase and sale agreements with Fannie Mae, Greenwich Capital Financial Products, Inc., Prudential Securities Funding Corp. and Paine Webber Real Estate Securities, Inc., under which it sells the loans it has originated to these institutions on an interim basis. Pursuant to these arrangements, the Company obtains commitments from the ultimate buyer, which may be a bank, a pension fund or an investment bank, to purchase its loans. It then sells the loans, together with the commitment from the ultimate buyer, to one of the four institutions with which it has purchase and sale agreements. These institutions in turn sell the loans to the party who gave the Company the commitment. These agreements allow the Company to accelerate the sale of its inventory of mortgage loans, thereby enabling it to use its warehouse facility more effectively, because it does not have to wait until the closing of a sale to the ultimate buyer before it receives the purchase price. Amounts sold and being held under these agreements at December 31, 1999 and December 31, 1998 were $116.9 million and $61.4 million, respectively. Amounts so held under these agreements at March 28, 2000 were $103.1 million. The combined capacity available under the Company's purchase and sale agreements is $168 million. These agreements are not committed facilities and may be terminated at the discretion of the counterparties.

     The Company makes certain representations and warranties under the purchase and sale agreements regarding, among other things, the loans' compliance with laws and regulations, their conformity with the ultimate investor's underwriting standards and the accuracy of information. In the event of a breach of these representations or warranties or in the event of an early payment default, the Company may be required to repurchase the loans and indemnify the investor for damages caused by that breach. The Company has implemented strict procedures to ensure quality control and conformity to underwriting standards, and minimize the risk of being required to repurchase loans. In addition, an outside firm performs quality control tests for it. Please see "Business--Quality Control." To date, the Company has been required to repurchase fewer than 20 of the loans it has sold.

     As of December 31, 1999, the Company's warehouse facility borrowings were $56.8 million and its outstanding drafts payable were $3.3 million compared to $34.1 million in borrowings and no outstanding drafts payable as of December 31, 1998. At December 31, 1999, its loans held for sale were $56.8 million compared to $34.7 million at December 31, 1998.

     Cash and cash equivalents increased to $3.4 million at December 31, 1999 from $2.9 million at December 31, 1998.

     The Company's primary uses of cash and cash equivalents during the year ended December 31, 1999 were as follows:

         o $7.8 million to fund the S corporation distribution note associated with the initial public offering;

         o    $5.4 million net increase in mortgage loans held for sale;

         o    $4.0 million increase in accounts receivable;

         o $1.4 million to purchase furniture and office and computer equipment for new branch offices;

         o    $1.2 million increase in prepaid expenses and security deposits;
              and

         o $1.0 million to fund a distribution to AHM's sole stockholder prior to the initial public offering to enable him to pay income taxes attributable to him as a result of AHM's S corporation status.

     Cash and cash equivalents increased to $2.9 million at December 31, 1998 from $2.1 million at December 31, 1997. This increase in cash and cash equivalents was primarily attributable to the increase in the Company's net income to $5.2 million in 1998, before depreciation and amortization.

     The Company's primary uses of cash and cash equivalents during 1998 were as follows:

         o    $10.0 million net increase in mortgage loans held for sale;

         o    $1.9 million increases in accounts receivable;

         o $1.5 million to fund a distribution to AHM's sole stockholder prior to the initial public offering to enable him to pay income taxes attributable to him as a result of AHM's S corporation status; and

         o $1.2 million to purchase furniture and office and computer equipment for existing and new branch offices and to upgrade the Company's telecommunications system.

     The Company's ability to originate loans depends in large part on its ability to sell these mortgage loans at par or for a premium in the secondary market so that it may generate cash proceeds to repay borrowings under its warehouse facility. The value of the Company's loans depends on a number of factors, including:

         o interest rates on the Company's loans compared to market interest rates;

         o    the borrower credit risk classification;

         o    loan-to-value ratios; and

         o    general economic conditions.

     The Company's existing cash balances and funds available under its working capital credit facilities, together with cash flows from operations, are expected to be sufficient to meet its liquidity requirements for at least the next 12 months. The Company does, however, expect to continue its expansion and expects that eventually it will have to arrange for additional sources of capital through the issuance of debt or equity or additional bank borrowings. The Company has no commitments for any additional financings, and it cannot ensure that it will be able to obtain any additional financing at the times required and on terms and conditions acceptable to it. If the Company fails to obtain needed additional financing, its growth could slow and operations could be affected.

INFLATION

     For the period 1995 to 1999, inflation has been relatively low and the Company believes that inflation has not had a material effect on its results of operations. To the extent inflation increases in the future, interest rates will also likely rise, which would impact the number of loans the Company originates. This impact would adversely affect the Company's future results of operations.

RISK MANAGEMENT

     Movements in interest rates can pose a major risk to us in either a rising or declining interest rate environment. When interest rates rise, loans held for sale and any applications in process with agreed upon rates decrease in value. To preserve the value of such loans or applications in process with agreed upon rates, the Company executes mandatory loan sale agreements (forward sales of mortgage-backed securities) to be settled at future dates with fixed prices. However, when interest rates decline, customers may choose to abandon their applications. In that case, the Company may be required to purchase loans at current market prices to fulfill existing mandatory loan sale agreements, thereby incurring losses upon sale. The Company uses an interest rate hedging program to attempt to manage these risks. Through this program, the Company purchases and forward sells mortgage-backed securities and acquires options on mortgage and treasury securities.

     Although the Company generally sells its loans within 30 days after funding, there may be unexpected delays that could increase its interest rate exposure. Even though the Company uses hedging and other strategies to minimize its exposure to interest rate risks, no hedging or other strategy can completely protect it. Moreover, hedging strategies involve transaction and other costs. The Company cannot ensure that its hedging strategy and the hedges that it makes will adequately offset the risk of interest rate volatility or that its hedges will not result in losses.

     The Company's board of directors establishes thresholds, which limit its exposure to such risk. The Company performs daily analysis to determine its risk exposures under various interest rate scenarios and manages these risks through a combination of forward sales of mortgage-backed securities and options on treasury futures. All derivatives are obtained for hedging (or other than trading) purposes, and management evaluates the effectiveness of the hedges on an on-going basis.

     The following tables summarize the Company's interest rate sensitive instruments:

                                                                                     DECEMBER 31, 1999
                                                                                     -----------------
                                                                         NOTIONAL       Carrying
                                                                          AMOUNT         Amount       FAIR VALUE
                                                                     ---------------   ----------   -------------
Instruments:
Mortgage loans held for sale...................................         $         --  $65,115,356    $ 65,703,301
Mortgage servicing rights......................................                   --       34,470          34,470

Mortgage loans held for sale related positions:
     Commitments to fund mortgages at agreed-upon rates........         $147,482,380           --     $ 1,391,777
     Forward delivery commitments..............................           33,634,595           --        (379,248)
     Option contracts to buy securities........................           35,000,000      371,000         439,856

Warehouse lines of Credit......................................                        56,804,901      56,804,901

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

     The following describes the methods and assumptions the Company uses in estimating fair values of the above financial instruments:

         o Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience, and other factors.

         o Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the fair values used by the Company should not be compared to those of other companies.

         o The fair value of commitments to fund with agreed upon rates are estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current market interest rates and the existing committed rates.

         o The fair value of these instruments is estimated using current market prices for dealer or investor commitments relative to the Company's existing positions.

     The Company's hedging program contains an element of risk because the counterparties to its mortgage and treasury securities transactions may be unable to meet their obligations. While the Company does not anticipate nonperformance by any counterparty, it is exposed to potential credit losses in the event the counterparty fails to perform. The Company's exposure to credit risk in the event of default by a counterparty is the difference between the contract and the current market price. The Company minimizes its credit risk exposure by limiting the counterparties to well-capitalized banks and securities dealers who meet established credit and capital guidelines.

YEAR 2000

     The Company was successful in its approach to the year 2000 computer compliance project. The year-end transition from 1999 to year 2000 has not presented any issues to date. Although considered unlikely, the Company could be affected by third party systems that were not as well prepared. Management will continue to monitor the situation and take action as necessary to remediate any problems that might occur and ensure that all business processes continue to function properly.

     The Company estimates that the year 2000 project costs equaled approximately $15,000. This cost is in addition to existing personnel who have been working on the year 2000 compliance project. All of the costs related to the year 2000 project were incurred in 1999.

NEW ACCOUNTING PRONOUNCEMENTS

     In June of 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be carried on the balance sheet at fair value and that changes in the fair value of derivatives be recognized in income when they occur, unless the derivatives qualify as hedges in accordance with the standard. If a derivative qualifies as a hedge, a company can elect to use hedge accounting. The type of accounting to be applied varies depending upon whether the nature of the exposure that is being hedged is classified as one of three hedged risks defined in the statement: change in fair value, change in cash flows and change in foreign-currency. This statement's implementation has been delayed to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations after it adopts this statement.

     In March of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use" ("SOP 98-1"), which became effective for financial statements for calendar year 1999, with early adoption encouraged. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The adoption of this statement has had no material impact on the Company's financial condition or results of operations.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.


ITEM 8. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The information required by this Item 8 is incorporated by reference to American Home Mortgage Holdings, Inc.'s Consolidated Financial Statements and Independent Auditors' Report beginning at page F-1 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10-K. Information regarding directors of the Company will appear under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders to be held on May 27, 2000, and is incorporated herein by reference. Information regarding executive officers of the Company will appear under the caption "Executive Officers" in the Proxy Statement and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding executive compensation will appear under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information to be included under the captions "Securities Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information to be included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by this reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents Filed with this Report.

         The following documents are filed as part of this Report on Form 10-K.

         1.       Financial Statements

         The financial statements listed in the accompanying List of Financial Statements covered by the Report of Independent Auditors.

         2.       Financial Statement Schedules

         None.

         3.       Exhibits

         The information called for by this paragraph is contained in the Index to Exhibits of this Report, which is incorporated herein by reference.

(b)      Reports on Form 8-K.

         During the quarter ended December 31, 1999, the Company did not file any Reports on Form 8-K with the Securities Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, American Home Mortgage Holdings, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                 AMERICAN HOME MORTGAGE HOLDINGS, INC.



                                 By: /s/ Michael Strauss
                                     ------------------------------------------
                                     Name:  Michael Strauss
                                     Title: President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                          Date


                            Chairman of the Board, President &
/s/ Michael Strauss         Chief Executive Officer              March 30, 2000
--------------------------
Michael Strauss

/s/ Robert E.  Burke        Chief Financial Officer              March 30, 2000
--------------------------
Robert E.  Burke

/s/ Richard Silver          Controller                           March 30, 2000
--------------------------
Richard Silver

/s/ Joseph P.  Bryant       Director                             March 30, 2000
--------------------------
Joseph P.  Bryant

/s/ John A.  Johnston       Director                             March 30, 2000
--------------------------
John A.  Johnston

/s/ C.  Cathleen Raffaeli   Director                             March 30, 2000
--------------------------
C.  Cathleen Raffaeli

/s/ Leonard Schoen, Jr.     Director                             March 30, 2000
--------------------------
Leonard Schoen, Jr.


/s/ Kenneth Slosser         Director                             March 29, 2000
--------------------------
Kenneth Slosser

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----

AMERICAN HOME MORTGAGE HOLDINGS, INC.

      Independent Auditors' Report................................     2

      Consolidated Balance Sheets
         as of December 31, 1999 and 1998.........................     3

      Consolidated Statements of Income for
         the years ended December 31, 1999, 1998 and 1997 ........     4

      Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1999, 1998 and 1997.....     5

      Consolidated Statements of Cash Flows for the years
         ended December 31, 1999, 1998 and 1997...................     6

      Notes to Consolidated Financial Statements..................     7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Home Mortgage Holdings, Inc.

      We have audited the accompanying consolidated balance sheets of American Home Mortgage Holdings, Inc. and its subsidiary (the "Company") as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Home Mortgage Holdings, Inc. and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Parsippany, NJ
March 30, 2000

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   DECEMBER 31,
                                                                   -----------------------------------------
                                                                           1999                  1998
                                                                   -----------------      ------------------
ASSETS

Cash and cash equivalents                                               $  3,414,017         $  2,891,513
Accounts receivable                                                        7,102,546            2,892,807
Mortgage loans held for sale, net                                         65,115,356           34,666,863
Mortgage loans held for investment, net                                      153,534               88,900
Real estate owned                                                            112,865                    -
Mortgage servicing rights, net                                                34,470               39,887
Premises and equipment, net                                                3,419,693            1,575,154
Prepaid expenses and security deposits                                     2,034,234              236,810
Goodwill                                                                   4,497,537                    -
                                                                   -----------------      ----------------

TOTAL ASSETS                                                            $ 85,884,252         $ 42,391,934
                                                                   =================      ================


LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:
      Warehouse lines of credit                                         $ 56,804,901         $ 34,069,526
      Drafts payable                                                       3,313,686                    -
      Accrued expenses and other                                           5,262,997            2,297,542
      Notes payable                                                        1,947,578                    -
      Deferred income tax liability                                          532,025                    -
                                                                   -----------------      ----------------
                Total liabilities                                         67,861,187           36,367,068
                                                                   -----------------      ----------------

COMMITMENTS AND CONTINGENCIES                                                      -                    -


MINORITY INTEREST                                                             23,372              100,760


STOCKHOLDERS' EQUITY:
      Preferred stock $1.00 per share, 1,000,000 shares
           authorized, none issued and outstanding                                -                     -
      Common stock, $.01 per share par value, 19,000,000
           shares authorized, 8,286,747 issued and outstanding                82,534               50,000
      Additional paid-in capital                                           17,249,390              267,600
      Retained earnings                                                      667,769            5,606,506
                                                                   -----------------      ----------------
                Total stockholders' equity                                17,999,693            5,924,106
                                                                   -----------------      ----------------

TOTAL LIABILITIES AND STOCKHOLDERS'EQUITY                               $ 85,884,252         $ 42,391,934
                                                                   =================      ================


               See notes to consolidated financial statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME


                                                                       YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------------------
                                                          1999                1998               1997
                                                      -------------      --------------        ------------
REVENUES:
      Gain on sale of mortgage loans                    $21,957,076         $ 18,980,534       $10,596,604
      Interest income, net                                1,703,498              734,179           368,808
      Other                                               1,201,436              502,223           356,018
                                                      -------------      --------------        ------------
           Total revenues                                24,862,010           20,216,936        11,321,430
                                                      -------------      --------------        ------------

EXPENSES:
      Salaries, commissions and benefits, net            11,611,275            9,430,382         5,315,732
      Marketing and promotion                             1,774,169            1,236,461           962,475
      Occupancy and equipment                             2,428,870            1,653,709           909,216
      Data processing and communications                  1,132,970              951,508           611,699
      Provision for loss                                     27,967              152,955           116,837
      Other                                               2,549,636            1,542,997           946,270
                                                      -------------      --------------        ------------
           Total expenses                                19,524,887           14,968,012         8,862,229
                                                      -------------      --------------        ------------


INCOME BEFORE INCOME TAXES AND MINORITY                   5,337,123            5,248,924         2,459,201
INTEREST INCOME TAXES                                     1,441,125              328,209           139,887
                                                      -------------      --------------        ------------


INCOME BEFORE MINORITY INTEREST                           3,895,998            4,920,715         2,319,314
MINORITY INTEREST IN INCOME OF
      CONSOLIDATED JOINT VENTURE                             35,112               50,760
                                                      -------------      --------------        ------------

NET INCOME                                              $ 3,860,886          $ 4,869,955       $ 2,319,314
                                                      =============      ===============       ============

Earnings per share - basic                                   $ 0.69               $ 0.97            $ 0.46
Earnings per share - diluted                                 $ 0.69               $ 0.97            $ 0.46

Weighted average number of shares - basic                 5,595,251            4,999,900         4,999,900
Weighted average number of shares - diluted               5,602,587            4,999,900         4,999,900

               See notes to consolidated financial statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                                   ADDITIONAL
                                                                    COMMON           PAID-IN          RETAINED           TOTAL
                                                                    STOCK            CAPITAL          EARNINGS           EQUITY

BALANCE, JANUARY 1, 1997.....................................     $50,000           $267,600        $ 1,008,850      $ 1,326,450
      Net income.............................................          --                 --          2,319,314        2,319,314
      Distributions..........................................          --                 --         (1,072,218)      (1,072,218)
                                                                  -------        -----------        ------------      -----------

BALANCE, DECEMBER 31, 1997...................................      50,000            267,600          2,255,946        2,573,546
      Net income.............................................          --                 --          4,869,955        4,869,955
      Distributions..........................................          --                 --         (1,519,395)      (1,519,395)
                                                                  -------        -----------        ------------      -----------

BALANCE, DECEMBER 31, 1998...................................      50,000            267,600          5,606,506        5,924,106
      Net income.............................................          --                 --          3,860,886        3,860,886
      Distributions..........................................          --                 --           (994,013)        (994,013)
      S corporation distribution note........................          --                 --         (7,805,611)      (7,805,611)
      Issuance of common stock, initial public offering,net..      25,000         12,139,180                --        12,164,180
      Issuance of common stock, purchase of Marina...........       7,534          4,842,610                --         4,850,144
                                                                  -------       ------------        ------------      -----------

BALANCE, DECEMBER 31, 1999...................................     $82,534        $17,249,390          $ 667,769      $17,999,693
                                                                  =======        ===========          =========      ===========



                     AMERICAN HOME MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------
                                                              1999             1998             1997
                                                            -----------   --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES :
     Net income                                             $ 3,860,886      $ 4,869,955      $ 2,319,314
    Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
          Gain on equity securities                                  --          (76,088)              --
          Depreciation and amortization                         378,282          284,304          126,965
          Provision for loss                                     27,967          152,955          116,837
          Origination of mortgage loans                  (1,283,174,874)   (1,141,240,923)   (714,612,136)
          Proceeds on sale of mortgage loans              1,265,275,964    1,131,144,305      698,872,291
          Proceeds on sale of equity securities, trading             --          176,088               --
          Purchases of equity securities, trading                    --         (100,000)              --
          Increase in:
             Accounts receivable                             (4,007,135)      (1,909,944)        (393,329)
             Mortgage servicing rights                           (1,000)         (13,581)         (16,970)
             Prepaid expenses and security deposits          (1,194,400)         (20,385)        (117,451)
             Accrued expenses and other liabilities           1,288,688          413,293        1,016,562
                                                         --------------    -------------     ------------
             Net cash used in operating activities          (17,545,622)      (6,320,021)     (12,687,917)
                                                         --------------    -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale/(purchase) of real estate owned, net                        --          186,000         (186,000)
    Net purchases of loans held for investment                  (64,634)         (10,083)         (78,817)
    Investment in joint venture                                      --          (50,000)              --
    Purchases of premises and equipment, net                 (1,352,171)      (1,169,222)        (520,829)
    (Decrease)/increase in minority interest                    (77,388)         100,760               --
                                                         --------------    -------------     ------------

             Net cash used in investing activities           (1,494,193)        (942,545)        (785,646)
                                                         --------------    -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in warehouse lines of credit                    11,266,343        9,615,855       15,377,843
    Increase in drafts payable                                3,313,686               --               --
    Acquisition of Marina Mortgage Co., Inc.                  1,617,734               --               --
    Distributions                                            (8,799,624)      (1,519,395)      (1,072,218)
    Proceeds from issuance of capital stock                  12,164,180               --               --
                                                         --------------    -------------     ------------

             Net cash provided by financing activities       19,562,319        8,096,460       14,305,625
                                                         --------------    -------------     ------------

NET INCREASE IN CASH                                            522,504          833,894          832,062

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  2,891,513        2,057,619        1,225,557
                                                         --------------    -------------     ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $ 3,414,017      $ 2,891,513      $ 2,057,619
                                                         ==============    =============   ==============

SUPPLEMENTAL DISCLOSURE--CASH PAID FOR:
    Interest                                                $ 2,121,589      $ 1,674,266        $ 905,333
    Taxes                                                       536,607          180,299           66,556

NON CASH ACTIVITIES
  On December 30, 1999, the Company issued 753,413 shares of common stock in exchange for 100% of the outstanding shares of Marina Mortgage Company, Inc.

  On September 28, 1999, the Company transferred its retained earnings in the form of an S corporation.

               See notes to consolidated financial statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OWNERSHIP

      American Home Mortgage Holdings, Inc. is a holding company whose principal asset is its investment in its wholly-owned subsidiaries, American Home Mortgage Corp. ("American Home Mortgage") and Marina Mortgage Company, Inc. ("Marina") (collectively referred to herein as "the Company"). On June 15, 1999, American Home Mortgage Holdings, Inc. was formed. On September 29, 1999, Michael Strauss exchanged his shares of American Home Mortgage Corp. for 4,999,900 shares of American Home Mortgage Holdings, Inc. common stock. American Home Mortgage is a residential mortgage lender headquartered in New York City with offices in New York, Connecticut, New Jersey, Florida, Pennsylvania and Maryland. The Company operates solely in the residential lending operating segment.

      On October 6, 1999, the Company completed its initial public offering (the "Offering") of 2.5 million shares of common stock, $.01 par value (the "Common Stock"), at a price of $6.00 per share. The net proceeds from the Offering, after deducting the distribution under the S Corporation Note dated September 28, 1999 (the "S Corporation Note") and underwriting discounts and expenses in connection with the issuance of the Common Stock, approximated $4.7 million.

      On December 30, 1999, the Company merged with Marina Mortgage Company, Inc., a residential mortgage lender headquartered in Irvine, California, with offices in California and Arizona. The Company issued 753,413 share of Common stock in exchange for 34,600 shares of Marina Common Stock and will pay $2.5 million in cash over five years (See footnote 20). The Company's December 31, 1999 balance sheet reflects the following in connection with the merger: the establishment of goodwill of approximately $4.5 million, the establishment of a note payable to the former shareholders of Marina Mortgage Co., Inc. of approximately $1.9 million.

      Certain shares of common stock isued in connection with the initial public offering and the acquisiiton of Marina Mortgage Company, Inc. are subject to restrictions as to disposition into the market, ranging from 2 to 5 years.

      On April 23, 1998, the Company entered into a joint venture with a realtor in which the Company and the realtor each own a 50% interest. The Company entered into a second joint venture on March 31, 1999 with a realtor in which the Company and the realtor each own a 50% interest. The Company entered into a third joint venture on May 14, 1999 with a home builder/developer in which the Company and home builder/developer each own a 50% interest. The latest joint venture had no activity as of the period ended December 31, 1999. The Company purchases many of the loans originated by the joint ventures.

CONSOLIDATION

      Because the Company exercises significant influence on the operations of the joint ventures, their balances and operations have been fully consolidated in the accompanying consolidated financial statements and all material intercompany accounts and transactions have been eliminated.

BASIS OF PRESENTATION

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, credit exposure and regulatory changes. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include cash on hand, amounts due from banks, and overnight deposits.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MORTGAGE LOANS HELD FOR SALE

      Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. The Company separately evaluates for impairment the estimated fair value of its commitments to lend. If impairment exists, the Company records a charge to earnings in the current period. The Company generally sells whole loans without servicing retained. Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs, selling costs and any other adjustments. The Company defers net loan origination costs as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale.

MORTGAGE LOANS HELD FOR INVESTMENT

     Periodically, the Company originates or repurchases loans which are unable to be sold through normal investor channels. When loans are transferred or repurchased into this category, they are recorded at the lower of cost or market and are subsequently carried at amortized cost, less allowance for loan losses. The Company has the intent and ability to hold these loans for the foreseeable future. The Company defers net loan origination costs as a component of the loan balance and amortizes the deferred costs into interest income over the life of the loan using the effective interest method. The loans are evaluated for impairment based on the collateral value of the property securing the loan.

PROVISION FOR FORECLOSURE AND LOAN LOSSES

    A provision for loss is provided based on management's periodic evaluation of its loss exposures for loans held for sale and the applicable loan sale agreements. The provision for loans held for sale is based on certain default and foreclosure provisions in the applicable loan sale agreements. Management reviews such loan sale agreement exposure on an aggregate basis to evaluate the adequacy of the related allowance for loss. Due to the relatively small number of loans held for investment, analysis is performed on a specific loan basis. The pertinent factors in determining the exposures include the underlying quality of the loans, actual loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and any guarantees securing such loans.

MORTGAGE SERVICING RIGHTS

    The Company generally sells whole loans without servicing retained. Mortgage servicing rights represent servicing retained on loans sold to one of the Company's permanent investors who requires the Company to continue to service the loans as a condition of sale. The Company does not have in-house servicing capability and has a sub-servicing contract with a third party. The Company capitalizes the cost of these mortgage servicing rights by allocating the original cost basis in the loans based upon the relative fair value of the underlying mortgage loans and mortgage servicing rights at the time the servicing rights are contractually separated from the underlying loans. The Company records amortization expense over the period of the projected net servicing income. Impairment is recorded as a direct reduction of the asset balance and a charge to amortization expense in the period it is determined.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL

      Goodwill represents the excess purchase price over the fair value of net assets stemming from business acquisitions and is being amortized over 20 years. The Company evaluates the recoverability of goodwill for each applicable business acquisition quarterly. The recoverability of goodwill is determined by comparing the carrying value of the goodwill the the estimated operating income of the related entity on an undiscounted cash flow basis. Should the carrying value of the goodwill exceed the estimated operating income for the expected period of benefit, impairment for the excess would be recorded at that time.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company obtains and holds derivative financial instruments to manage price and interest rate risk related to its mortgage loans held for sale and commitments to fund mortgages. No derivatives are held for trading purposes. Fair value amounts were determined based upon available market information. Realized and unrealized gains and losses associated with these instruments are included in the Company's lower of cost or market evaluation and the determination of gain or loss on sale of mortgage loans. The Company is not required to satisfy margin or collateral requirements for any of these financial instruments.

PREMISES AND EQUIPMENT

    Premises and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method. Depreciation and amortization are recorded within occupancy and equipment expense within the financial statements.

INCOME TAXES

    Through September 28, 1999, the Company elected for both Federal and State income tax purposes to be treated as an S corporation (effective April 1, 1988). As an S corporation, the net earnings of the Company were taxed directly to the stockholders rather than the Company.

    On September 29, 1999, the Company became a C corporation. All income earned from that date is subject to corporate tax at statutory rates for both Federal and State income tax purposes. The Company accounts for income taxes from that date in conformity with Statement of Financial Accounting Standard No. 109, 'Accounting for Income Taxes', which requires an asset and liability approach for accounting and reporting of income taxes.

LOAN ORIGINATION FEES

    Loan fees, discount points and certain direct origination costs are recorded as an adjustment of the cost of the loan and are included in gain on sales of loans when the loan is sold. Accordingly, salaries, compensation and benefits have been reduced by approximately $8,736,000, $6,788,000 and $4,242,000 due to direct loan origination costs including commission costs incurred for the years ended December 31, 1999, 1998 and 1997, respectively.

INTEREST RECOGNITION

    Interest income is accrued as earned. Loans are placed on a non-accrual status when any portion of the principal or interest is ninety days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Interest expense is recorded on outstanding lines of credit at a rate based on a spread to the Fed Funds rate, which was 5.01% at December 31, 1999. Interest expense has been netted with interest income within the consolidated statements of income in the amounts of $2,214,876, $1,910,289 and $905,333 for the years ended December 31, 1999, 1998 and 1997, respectively.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTION PLAN

      The Company has elected to account for their stock option plan using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method, as required in Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" had been applied.

EARNINGS PER SHARE

      Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

MARKETING AND PROMOTION

      The Company charges the costs of marketing and promotion to expense in the period incurred.

NET WORTH REQUIREMENTS

      The Company's subsidiaries are required to maintain certain specified levels of minimum net worth to maintain their approved status with Fannie Mae, FHLMC, HUD and other investors. At December 31, 1999, the highest minimum net worth requirement applicable to the subsidiaries was $1,000,000.

2.  MORTGAGE LOANS HELD FOR SALE

    Mortgage loans held for sale consist of the following:

                                                                     DECEMBER 31,
                                                            ----------------------------
                                                                  1999           1998
                                                            ------------    ------------
          Mortgage loans held for sale                      $64,081,266     $34,307,323
          Deferred origination costs, net                     1,034,090         359,540

          Mortgage loans held for sale, net                 $65,115,356     $34,666,863
                                                            ===========     ===========

3.  MORTGAGE LOANS HELD FOR INVESTMENT, NET

    Mortgage loans held for investment consist of the following:

                                                                     DECEMBER 31,
                                                            ----------------------------
                                                                  1999           1998
                                                            ------------    ------------
          Mortgage loans held for investment                  $275,445        $210,811
          Less: Allowance for loss                             121,911          121,911
                                                            ------------    ------------
          Mortgage loans held for investment, net             $153,534        $ 88,900
                                                            ============    ============


                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


3.  MORTGAGE LOANS HELD FOR INVESTMENT, NET (CONTINUED)

    The activity in the allowance for loss was as follows:

        Balance at January 1, 1997.................................       $  --
            Provision..............................................     116,837
            Chargeoffs.............................................     (77,770)
                                                                      ---------
        Balance at December 31, 1997...............................      39,067
            Provision..............................................     152,955
            Chargeoffs.............................................     (70,111)
                                                                      ---------
        Balance at December 31, 1998...............................     121,911
            Provision..............................................      27,967
            Chargeoffs.............................................     (27,967)
                                                                      ---------
        Balance at December 31, 1999...............................    $121,911
                                                                      =========

4.  ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

                                                           DECEMBER 31,
                                                      -------------------------
                                                        1999            1998
                                                      ----------     ----------
      Investor receivables........................    $6,120,002     $1,977,950
      Due from settlement agent...................       250,000        750,000
      Mortgage payments receivable................       330,615         83,338
      Due from related party......................        30,000         52,429
      Accrued interest receivable.................       108,742         26,588
      Sundry receivables..........................       263,187          2,502
                                                       ---------      ---------
      Accounts receivable.........................    $7,102,546     $2,892,807
                                                       =========      =========

5.  PREMISES AND EQUIPMENT

    Premises and equipment consist of the following:

                                                                     DECEMBER 31,
                                                                ------------------------
                                                                  1999           1998
                                                                ---------      ---------
          Furniture and fixtures...........................     $1,073,549     $ 659,612
          Office equipment.................................      3,119,730     1,420,390
          Leasehold improvements...........................        150,298       122,241
          Rental property..................................         75,070            --
                                                                ----------     ---------

              Subtotal.....................................      4,418,647     2,202,243
          Less: Accumulated depreciation and amortization..       (998,954)     (627,089)
                                                                ----------     ---------
          Property, equipment and leaseholdimprovements, net    $3,419,693    $1,575,154
                                                                ==========     =========

    Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 was $371,865 , $281,974, and $124,865 respectively.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

6.  WAREHOUSE FACILITIES

    Warehouse lines of credit consist of the following:

                                                              DECEMBER 31, 1999               DECEMBER 31, 1998
                                                              -----------------               -----------------
                                                                           WEIGHTED                        WEIGHTED
                                                          OUTSTANDING      AVERAGE       OUTSTANDING       AVERAGE
                                                           BALANCE          RATE           BALANCE          RATE
                                                           -------          ----           -------          ----
            First Union.........................          $45,335,869        6.51%        $26,380,841       7.03%
            PNC.................................                   --          --%          7,688,685       6.18%
            Comerica............................           11,469,032        6.63%                 --         --%
                                                          -----------                     ----------
            Total warehouse facilities..........          $56,804,901        6.53%        $34,069,526       6.84
                                                          ===========                     ===========

    On December 6, 1999 First Union National Bank (as agent), Comerica Bank and National City Bank of Kentuckey extended a $60,000,000 line of credit to American Home Mortgage. Upon extension of the First Union line of credit, the PNC line of credit was terminated and borrowings outstanding were repaid upon sale of loans to investors. First Union has agreed to increase this facility to $75 million through April 30, 2000, and the Company is in negotiation to replace this facility with a new $100 million warehouse facitity that will be agented by First Union. Loans held for sale are collateral to this line of credit. The interest rate on outstanding balances fluctuates daily based on a spread to the Fed Funds rate and interest is paid monthly. This line continues until terminated or modified by either party. The Fed Funds rate at December 31, 1999 was 5.01%.

    Comerica Bank extended a $30,000,000 line of credit to Marina. Under this line of credit arrangement, the Company issued loan disbursements in the form of wire transfers. The interest rate on outstanding balances fluctuated daily based on a spread to the Fed Funds rate and interest was paid monthly. This line was extinguished subsequent to the merger with American Home Mortgage.

    The lines of credit are secured by mortgage loans and all other assets of American Home Mortgage, and are guaranteed by its President, Michael Strauss. The lines contain various covenants pertaining to maintenance of net worth and working capital and include certain restrictions on dividends to shareholders. At December 31, 1999 and 1998, American Home Mortgage was in compliance with its loan covenants.

    Drafts payable represent outstanding mortgage loan disbursements that the Company has provided to its customers for the purchase of a home. The amounts outstanding do not bear interest and are transferred into the Warehouse line when they are presented to a bank.

7.  NOTES PAYABLE

    Notes payable represent the discounted value of note obligations incurred for acquiring Marina. The Company is obligated to pay Marina's prior shareholders $2.5 million over a five year period. The payments have been discounted at an imputed interest rate of 10%.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


8.  OTHER INCOME AND EXPENSE

    The significant components of other income and expense are as follows:

                                                       DECEMBER 31,
                                                       ------------
                                               1999       1998          1997
                                           ----------   ----------   ----------
        Other income:
            Volume incentives ..........   $1,076,594   $  422,760   $  284,807
            Other......................       124,842       79,463       71,211
                                           ----------   ----------   ----------
            Other income ...............   $1,201,436   $  502,223   $  356,018
                                           ==========   ==========   ==========
        Other expense

            Office supplies ............   $  543,868   $  375,718   $  218,031
            Travel .....................      314,907      162,973      111,037
            Legal and accounting .......      335,762      142,200      224,424
            Other.......................    1,355,099      862,106      392,778
                                           ----------   ----------   ----------
            Other expenses .............   $2,549,636   $1,542,997   $  946,270
                                           ==========   ==========   ==========

9.  INCOME TAXES

    As discussed in Note 1, the Company was an S corporation through September 28, 1999 pursuant to the Internal Revenue Code of 1986, as amended, and as such did not incur any federal income tax expense. The Company was liable for New York State and New York City income taxes and that provision is included below under current state provision.

    On September 29, 1999, the Company became a C corporation for federal and state income tax purposes and as such is subject to federal and state income tax on its taxable income for the period September 29, 1999 through December 31, 1999. In connection with the change in tax status from an S corporation to a C corporation, the Company incurred deferred income tax expense of $625,000 as of September 29, 1999.

    A reconciliation of the statutory income tax provision to the effective income tax provision, as applied to income for the period September 29, 1999 to December 31, 1999, is as follows:

    Tax at statutory rate .................................   $ 1,814,622
    Income taxed directly to shareholder ..................    (1,323,850)
    Minority income adjustment ............................       (11,938)
    Change in tax status ..................................       625,000
    State and local taxes .................................       107,116
    S corporaton state and local tax ......................       218,275
    Meals and entertainment ...............................        11,900
                                                              -----------
    Total provision .......................................   $ 1,441,125
                                                              ===========

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


9.  INCOME TAXES (CONTINUED)

    The income tax provision for the year ended December 31, 1999 is comprised of the following components:

                                            CURRENT    DEFERRED   TOTAL
                                            -------    --------   -----

    Regular tax provision

      Federal.............................  $466,243  ($39,440) $  426,803
      State...............................   380,220     9,102     389,322
                                            --------  --------  ----------
    Total.................................   846,463   (30,338)    816,125
    Change in tax status
      Federal.............................        --   520,833     520,833
      State...............................        --   104,167     104,167
                                            --------  --------  ----------
    Total tax provision...................  $846,463  $594,662  $1,441,125
                                            ========  ========  ==========

    The liability for income taxes at December 31, 1999 reflected on the consolidated balance sheet, includes a deferred tax liability of $532,025. This represents the tax effect of differences between the tax basis and financial statement carrying amounts of assets and liabilities. This amount includes $62,637 of a deferred income tax asset reported by Marina Mortgage Company, Inc. and Subsidiary. The major sources of temporary differences and their deferred tax effect at December 31, 1999 are as follows:

    Deferred tax liabilities:
      Capitalized cost of mortgage servicing rights.........  $15,913
      Loan origination costs................................  496,133
      Depreciation..........................................   25,632
                                                            ---------
          Total deferred tax liabilities....................  537,678
    Deferred tax assets:
      Mark to market adjustment.............................    5,653
                                                            ---------
    Net deferred tax liability.............................. $532,025
                                                             ========

10.   EARNINGS PER SHARE

    The following is a reconciliation of the denominators used in the computations of basic and diluted EPS. The numerator for calculating both basic and diluted EPS is net income for December 31, 1999.

    Numerator:
      Numerator for basic earnings per share - Net income    $3,860,886
                                                             ==========
    Denominator:
      Denominator for basic earnings per share
         Weighted average number of common shares
           outstanding during the period                      5,595,251
         Net effect of dilutive stock options                     7,336
                                                             ----------
      Denominator for diluted earnings per share              5,602,587
                                                             ==========
      Net income per share - basic                           $     0.69
                                                             ==========
      Net income per share - diluted                         $     0.69
                                                             ==========

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


11.  STOCK OPTIONS

    On August 16, 1999, the sole Director ratified the 1999 Stock Option Plan (the "Plan") and authorized the reserve of 750,000 shares of authorized but unissued common stock for issuance pursuant to the Plan. Substantially all of the options issued vest over a five-year period at 20% per year and expire seven years from the grant date.

    The following table summarizes certain information regarding the Plan at December 31, 1999:

                                           NUMBER OF    WEIGHTED-AVERAGE
                                             SHARES     EXERCISE PRICE
                                             ------     --------------

    Options granted                         650,000          6.00
    Options exercised                            --            --
    Options cancelled                        10,000          6.00
                                            -------
    Balance at December 31, 1999            640,000         $6.00
                                            =======
    Options exercisable                          --            --

      The Company applies APB Opinion No. 25, and related Interpretations in accounting for the Plan. There was no intrinsic value of the options granted, as the exercise price was equal to the quoted market price at the grant date. Accordingly, no compensation cost has been recognized for the year ended December 31, 1999.

    Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, the Company's net income would have been $3.6 million for 1999. Earnings per share for 1999 would have been $0.64.

    The weighted-average fair value of options granted during 1999 was $6.63. For purposes of the pro forma calculation under SFAS No. 123, the fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the 1999 grants:

                                                1999
                                                ----

    Dividend yield                                  --%
    Expected volatility                             24%
    Risk-free interest rate                       5.00%
    Expected life                              10 years

12.   COMMITMENTS AND CONTINGENCIES

  Loans Sold to Investors

    Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business the Company is obligated to repurchase loans which are subsequently unable to be sold through normal investor channels. Management believes this is a rare occurrence and that the Company can usually sell the loans directly to a permanent investor.

  Loan Funding  and Delivery Commitments

    At December 31, 1999 and 1998, the Company had commitments to fund loans approximating $478 million and $333 million, respectively. At December 31, 1999 and 1998, the Company had commitments to fund loans with agreed upon rates approximating $147 million and $122 million, respectively. The Company hedges the interest rate risk of such commitments primarily with mandatory delivery commitments, which totaled $34 million at December 31, 1999. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through "best-efforts" and investor programs. The Company does not anticipate any material losses from such sales.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


12.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

  Outstanding Litigation

    The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on the Company's consolidated financial position or results of operations.

13.   OPERATING LEASES

    Certain facilities and equipment are leased under short-term lease agreements expiring at various dates through December 31, 2007. All such leases are accounted for as operating leases. Total rental expense for premises and equipment, which is included in occupancy and equipment expense within the financial statements, amounted to $1,866,723, $1,253,362 and $728,645 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Obligations under non-cancelable operating leases which have an initial term of more than a year are as follows:

                                                                    AS OF
                                                                 DECEMBER 31,
                                                                    1999
                                                                    ----

2000....................................................        $ 3,114,298
2001....................................................          2,563,471
2002....................................................          2,011,948
2003....................................................            973,923
2004....................................................            623,616
Thereafter..............................................          1,422,220
                                                                -----------
                                                                $10,709,476
                                                                ===========

14.   MINORITY INTEREST

    The activity in the Minority interest account is as follows:

    Capital contribution by minority partner........................ $ 50,000
    Minority interest in income.....................................   50,760
    Balance at December 31, 1998....................................  100,760
    Capital contribution by minority partner........................   37,500
    Minority interest in income.....................................   35,112
    Distribution to minority partner................................ (150,000)
                                                                     ---------
    Balance at December 31, 1999.................................... $ 23,372
                                                                     ========

15.   RELATED PARTY TRANSACTIONS

    The majority stockholder of the Company is a minority stockholder in another company that provides credit reports in the normal course of business. Payments to this company for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $232,000, $504,000 and $280,000, respectively. Additionally, total amounts due to this related party as of December 31, 1999 and 1998 were $0 and $25,379, respectively.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


15.   RELATED PARTY TRANSACTIONS (CONTINUED)

    The majority stockholder of the Company is a majority stockholder in another company that provides title services in the normal course of business. It is the borrower's option to use this company for title services. The total amount due from this related party was $30,000, $52,429 and $0 as of December 31, 1999, 1998 and 1997, respectively. The amounts due to the Company represent expenses paid on behalf of the title company. Payments received from this company amounted to approximately $52,000 in 1999.

16.   CONCENTRATIONS OF CREDIT RISK

    The Company has originated loans predominately in northeastern United States, California and Arizona. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. In management's opinion, at December 31, 1999 and December 31, 1998 there were no significant concentrations of credit risk within loans held for sale.

17.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    Changes in assumptions could significantly affect these estimates and the resulting fair values. Derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in an immediate sale of the instrument. Also, because of differences in methodologies and assumptions used to estimate fair values, the Company's fair values should not be compared to those of other companies. All forward delivery commitments and option contracts to buy securities are to be contractually settled within six months of the balance sheet date.

    Fair value estimates are based on existing financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

      The fair value of certain assets and liabilities approximates cost due to their short-term nature, terms of repayment or interest rate associated with the asset or liability. Such assets or liabilities include cash, accounts receivable, loans held for investment, accrued expenses and other liabilities, and warehouse lines of credit.

    The following describes the methods and assumptions used by the Company in estimating fair values of other financial instruments:

       MORTGAGE LOANS HELD FOR SALE--Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current investor or dealer commitments to purchase loans.

       MORTGAGE SERVICING RIGHTS--Fair value is estimated by discounting the anticipated net future cash flows associated with servicing the underlying loans using discount rates that approximate market rates, expected subservicing costs and externally published prepayment rates.

       COMMITMENTS TO FUND WITH AGREED UPON RATES--The fair value of commitments to fund with agreed upon rates are estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. These commitment obligations are considered in conjunction with the Company's lower of cost or market valuation of its mortgage loans held for sale.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


17.   FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

       COMMITMENTS TO DELIVER MORTGAGES AND OPTION CONTRACTS TO BUY Securities--The fair value of these instruments are estimated using current market prices for dealer or investor commitments relative to the Company's existing positions. These instruments contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event a counterparty to a delivery commitment was unable to fulfill its obligation, the Company would not incur any material loss by replacing the position at market rates in effect at December 31, 1999 and December 31, 1998. The Company minimizes its risk exposure by limiting the counterparties to those major banks, investment bankers and private investors who meet established credit and capital guidelines. Management does not expect any counterparty to default on their obligations and, therefore, does not expect to incur any loss due to counterparty default. These commitments and option contracts are considered in conjunction with the Company's lower of cost or market valuation of its mortgage loans held for sale.

    The following tables set forth information about financial instruments and other selected assets, except for those noted above for which the carrying value approximates fair value.

                                                                                              DECEMBER 31, 1999
                                                                                              -----------------
                                                                                                                 ESTIMATED
                                                                                   NOTIONAL       CARRYING         FAIR
                                                                                    AMOUNT         AMOUNT         VALUE
                                                                                    ------         ------         -----
Assets:
Mortgage loans held for sale.................................................     $         --    $65,115,356    $65,703,301
Mortgage servicing rights....................................................               --         34,470         34,470

Commitments and Contingencies:
Mortgage loans held for sale related positions:
     Commitments to fund mortgages at agreed-upon rates......................      147,482,380             --      1,391,777
     Forward delivery commitments............................................       33,634,595             --      (379,248)
     Option contracts to buy securities (1)..................................       35,000,000        371,000       439,856

                                                                                              DECEMBER 31, 1998
                                                                                              -----------------
                                                                                                                 ESTIMATED
                                                                                   NOTIONAL       CARRYING         FAIR
                                                                                    AMOUNT         AMOUNT         VALUE
                                                                                    ------         ------         -----
Assets:
Mortgage loans held for sale.................................................     $         --    $34,666,863   $35,557,116
Mortgage servicing rights....................................................               --         39,887        39,887

Commitments and Contingencies:
Mortgage loans held for sale related positions:
     Commitments to fund mortgages at agreed-upon rates......................      122,430,687             --     2,075,471
     Forward delivery commitments............................................       79,841,139             --      (215,571)
     Option contracts to buy securities (1)..................................        4,000,000         20,000            --


(1) The carrying value and estimated fair value of option contracts are included as a component of loans held for sale above.

18.   IMPLEMENTATION OF NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS 133 requires that all derivative instruments be recognized as either assets or liabilities at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of fair value of a recognized asset, liability or firm commitment, a hedge of cash flows of a forecasted transaction or a hedge of foreign currency exposure. The statement, as amended, is to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt this statement effective January 1, 2001. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations when such statement is adopted.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


18.   IMPLEMENTATION OF NEW ACCOUNTING STANDARDS (CONTINUED)

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed for Internal Use" ("SOP 98-1"), which will become effective for financial statements for calendar year 1999, with early adoption encouraged. SOP 98-1 requires the capitalization of eligible costs of specified activities related to computer software developed or obtained for internal use. The adoption of this statement did not have a material impact on our financial condition or results of operations.

19.   CONDENSED FINANCIAL INFORMATION OF AMERICAN HOME MORTGAGE HOLDINGS, INC.

    The following provides condensed financial information for the financial position, results of operations and cash flows of American Home Mortgage Holdings, Inc. (parent company only):

                             CONDENSED BALANCE SHEET


                                                                                                   DECEMBER 31,
                                                                                                   ------------
                                                                                                       1999
                                                                                                       ----
ASSETS:
Cash                                                                                                $     1,000
Investment in subsidiaries ..................................................................        17,998,693
                                                                                                    -----------
          Total Assets.......................................................................       $17,999,693
                                                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES                                                                                         $        --
STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares
        Issued and outstanding...............................................................                --
     Common stock, $0.01 par value, 19,000,000 shares authorized,
            8,253,400 shares issued and outstanding                                                      82,534

     Additional paid-in-capital..............................................................        17,249,390
     Retained earnings.......................................................................           667,769
                                                                                                    -----------
          Total stockholders' equity.........................................................        17,999,693
                                                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................................       $17,999,693
                                                                                                    ===========

                                            CONDENSED INCOME STATEMENT
                       FOR THE PERIOD JUNE 15, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999

REVENUES:
   Equity in earnings of subsidiaries                                                                  $667,769
                                                                                                    ===========

NET INCOME                                                                                             $667,769
                                                                                                    ===========

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


19. CONDENSED FINANCIAL INFORMATION OF AMERICAN HOME MORTGAGE HOLDINGS, INC. (CONTINUED)

                    CONDENSED STATEMENT OF CASH FLOWS FOR THE
          PERIOD JUNE 15, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income...................................................   $ 667,769
      Increase in:
        Investment in earnings of subsidiaries...................   (667,769)
                                                                  -----------
    Cash provided by operating activities........................          --

CASH FLOWS FROM INVESTING ACTIVITIES

    Investment in subsidiaries................................... (17,331,924)
                                                                  -----------
    Cash used in investing activities............................ (17,331,924)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of capital stock......................  17,332,924

    Cash provided by financing activities........................  17,332,924

NET INCREASE IN CASH.............................................       1,000
CASH, BEGINNING OF PERIOD........................................          --
                                                                  -----------
CASH, END OF PERIOD..............................................    $  1,000
                                                                  ===========

20.  ACQUISITION

      On December 30, 1999, the Company merged with Marina Mortgage Company, Inc., a residential mortgage lender headquartered in Irvine, California, with offices in California and Arizona. The Company issued 753,420 share of Common stock in exchange for 34,600 shares of Marina Common Stock and will pay $2.5 million in cash over five years. The prior Marina shareholders may receive additional consideration over the next 5 years based on 3 earnout provisions which are primarily based on derived earnings formulas. This transaction was accounted for as a purchase and generated goodwill of approximately $4.5 million, which will be amortized over 20 years. The results of operations for Marina were not included in the consolidated financial statements as of December 31, 1999.

      The following table sumarizes the required disclosures of the proforma combined entity, as if the merger occurred at the beginning of each respective period, for the years ended December 31:

                                                                      1999           1998
                                                                      ----           ----
    Revenue.................................................     $45,243,217     $38,972,742
    Income before income taxes..............................       4,490,153       6,503,613
    Net income..............................................       3,353,469       5,591,603
    Earnings per share - basic..............................           $0.53           $0.97
    Earnings per share - diluted............................            0.53            0.97

21.  SUBSEQUENT EVENT

      On January 17, 2000, the Company entered into an agreement to acquire First Home Mortgage Corp. ("First Home"), an Illinois corporation. Upon completion of the acquisition, the shareholders of First Home will receive an aggregate of 489,760 shares of American Home's common stock and $3.6 million over a period of two years. In addition, the shareholders of First Home may receive additional consideration consisting of cash and shares of American Home's common stock based on the future results of the financial performance of the First Home division of the Company (please see the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2000 for further information). First Home is an independent mortgage lender based in metropolitan Chicago. Formed in 1987, First Home originates primary residential mortgage loans. It operates 21 branch offices in 4 states and employs approximately 255 full time employees, including sales personnel. First Home is qualified to originate loans in 23 states and has an application pending for qualification in one state. At December

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

21.  SUBSEQUENT EVENT (CONTINUED)

31, 1999, Frist Home had assets of $22.4 million. It is anticipated that this transaction will generate goodwill of approximately $5.0 million to be amortized over 20 years.

      The following table sumarizes the required disclosures of the proforma combined entity, as if the merger occurred at the beginning of the period for the year ended December 31, 1999:

    Revenue.................................................     $45,511,419
    Income before income taxes..............................       5,281,951
    Net income..............................................       3,573,280
    Earnings per share - basic..............................           $0.59
    Earnings per share - diluted............................            0.59


22.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data are presented below by quarter for the years ended December 31, 1999 and 1998 (dollars in thousands, except per share amounts):


                                                      DECEMBER 31,   SEPTEMBER 30,  JUNE 30,  MARCH 31,
                                                           1999          1999         1999      1999
                                                      ------------   -------------  --------  ----------
     Gain on sale of mortgage loans................       $6,119         $5,016     $8,632     $5,190
     Total revenue.................................        6,866          5,829      6,509      5,658
     Income before income taxes and minority interest      1,360          1,273      1,947        757
     Net income....................................          747            585      1,822        707
     Earnings per share - basic....................        $0.13          $0.10      $0.33      $0.13
     Earnings per share - diluted..................         0.13           0.10       0.33       0.13



                                                      DECEMBER 31,   SEPTEMBER 30,  JUNE 30,  MARCH 31,
                                                           1998          1998         1998      1998
                                                      ------------   ------------   --------  ---------
     Gain on sale of mortgage loans................       $6,444         $4,847     $4,100     $3,589
     Total revenue.................................        6,864          4,946      4,702      3,705
     Income before income taxes and minority interest      1,428          1,467      1,850        503
     Net income....................................        1,265          1,364      1,765        476
     Earnings per share - basic....................        $0.25          $0.27      $0.35      $0.10
     Earnings per share - diluted..................         0.25           0.27       0.35       0.10


                                INDEX TO EXHIBITS

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------

2.1                 Agreement and Plan of Merger, dated December 29, 1999.*

2.2                 Agreement and Plan of Merger, dated January 17, 2000.**

3.1 Form of Amended and Restated Certificate of Incorporation of the Registrant.***

3.2                 Form of Amended and Restated Bylaws of the Registrant.***

4.1                 Reference is hereby made to Exhibits 3.1 and 3.2.

4.2                 Specimen Certificate for the Registrant's Common Stock.****

10.1 Employment Agreement, dated as of August 26, 1999, between American Home Mortgage Corp. and Michael Strauss.****

10.2 Employment Agreement, dated as of January 6, 1989, between American Home Mortgage Corp. and Leonard Schoen, Jr., as amended on August 26, 1999.****

10.3 Employment Agreement, dated as of April 14, 1999, between American Home Mortgage Corp. and Nicholas P. Rizzetta, as amended on August 26, 1999.***

10.4 Employment Agreement, dated as of April 3, 1997, between American Home Mortgage Corp. and Robert Burke, as amended on August 26, 1999.****

10.5 Employment Agreement, dated as of March 9, 1998, between American Home Mortgage Corp. and James P. O'Reilly.

10.6 Employment Agreement, dated as of July 14, 1999, between American Home Mortgage Holdings, Inc. and Ronald D. Taylor.***

10.7                1999 Omnibus Incentive Stock Plan.+

10.8 Sublease, dated as of December 17, 1997, between Suntory International Corp. and Michael Strauss, Inc., d/b/a American Home Mortgage.

10.9 Mortgage Warehousing Loan and Security Agreement, dated as of December 8, 1998, between First Union National Bank and Michael Strauss, Inc., d/b/a American Home Mortgage.

10.10 Software Licensing Agreement, dated as of July 7, 1999, between American Home Mortgage Corp. and James P. O'Reilly.

10.11 Form of Warrant Agreement, dated as of September 1999, between American Home Mortgage Holdings, Inc. and Friedman, Billings, Ramsey & Co., Inc.***

10.12 Form of Lock-up Agreement between Michael Strauss and Friedman, Billings, Ramsey & Co., Inc.++

10.13 Form of Lock-up Agreement between American Home Mortgage Holdings, Inc. and Friedman, Billings, Ramsey & Co., Inc.+++

10.14 Loan Purchase Agreement, dated as of July 8, 1996, between Michael Strauss, Inc., d/b/a American Home Mortgage, and Norwest Funding, Inc.

10.15 Origination and Sales Agreement, dated as of July 8, 1994, between American Home Mortgage Corp. and Chase Manhattan Mortgage Corporation.

10.16 Loan Sales Agreement dated as of March 31, 1995, between American Home Mortgage Corp. and Columbia Federal Savings Bank.+

10.17 Master Agreement for the Sale and Purchase of Mortgages, dated as of April 19, 1994, between Astoria Federal Savings and Loan Association and Michael Strauss, Inc., d/b/a American Home Mortgage.

10.18 Employment Agreement, dated as of January 18, 1996, between American Home Mortgage Corp. and Leslie E. Tao, as amended on August 26, 1999.****

10.19 Tax Indemnification Agreement, by and among American Home Mortgage Holdings, Inc., American Home Mortgage Corp. and Michael Strauss.****

10.20               Employment Agreement, dated December 29, 1999, between John
                    A. Johnston and American Home Mortgage Holdings, Inc.*

10.21 Employment Agreement, dated December 29, 1999, between Ronald Bergum and American Home Mortgage Holdings, Inc.*

10.22 Non-Competition Agreement, dated December 29, 1999, between John A. Johnston and American Home Mortgage Holdings, Inc.*

10.23 Non-Competition Agreement, dated December 29, 1999, between Ronald Bergum and American Home Mortgage Holdings, Inc.*

10.24 Stock Purchase Agreement, dated December 29, 1999, between American Home Mortgage Holdings, Inc. and the Stockholders of Marina Mortgage Company, Inc. listed on the signature pages thereto.*

10.25               Employment Agreement, dated January 17, 2000, between John
                    A. Manglardi and American Home Mortgage Holdings, Inc.**

10.26 Employment Agreement, dated January 17, 2000, between Vincent Manglardi and American Home Mortgage Holdings, Inc.**

10.27 Employment Agreement, dated January 17, 2000, between Jeffrey L. Lake and American Home Mortgage Holdings, Inc.**

10.28               Employment Agreement, dated January 17, 2000, between Thomas
                    J. Fiddler and American Home Mortgage Holdings, Inc.**

10.29 Non-Competition Agreement, dated January 17, 2000, between John A. Manglardi and American Home Mortgage Holdings, Inc.**

10.30 Non-Competition Agreement, dated January 17, 2000, between Vincent Manglardi and American Home Mortgage Holdings, Inc.**

10.31 Non-Competition Agreement, dated January 17, 2000, between Jeffrey L. Lake and American Home Mortgage Holdings, Inc.**

10.32 Non-Competition Agreement, dated January 17, 2000, between Thomas J. Fiddler and American Home Mortgage Holdings, Inc.**

10.33 Mortgage Warehousing Loan and Security Agreement, dated as of December 6, 1999, among American Home Mortgage Corp., First Union National Bank, and Certain Banking Institutions named therein, as amended.++++

10.34 Lease Agreement, dated December 8, 1999, between American Home Mortgage Holdings, Inc., as Tenant, and 47th and 6th Associates L.L.C., as Landlord.++++

10.35               Agreement of Lease, dated October 20, 1995, between
                    Reckson Operating Partnership, L.P., as Landlord, Choicecare Long Island, Inc., as Assignor, and American Home Mortgage Corp., as Assignee, as amended on September 30, 1999.++++

21.1                Subsidiaries of American Home Mortgage Holdings, Inc.++++

23.1                Consent of Deloitte & Touche LLP.++++

27.1                Financial Data Schedule.++++

--------------------------------------------------------

         All nonmarked Exhibits listed above are incorporated by reference to the Exhibits to the Registration Statement on Form S-1 (file no. 333-82409) filed with the Securities and Exchange Commission on July 9, 1999.

* Incorporated by reference to the Form 8-K (file no. 000-27081) filed with the Securities and Exchange Commission on January 12, 2000.

** Incorporated by reference to the Form 8-K (file no. 000-27081) filed with the Securities and Exchange Commission on February 1, 2000.

*** Incorporated by reference to the Exhibits to Amendment No. 4 to the Registration Statement on Form S-1 (file no. 333-82409) filed with the Securities and Exchange Commission on September 30, 1999.

**** Incorporated by reference to the Exhibits to Amendment No. 3 to the Registration Statement on Form S-1 (file no. 333-82409) filed with the Securities and Exchange Commission on August 31, 1999.

+ Incorporated by reference to the Exhibits to Amendment No. 2 to the Registration Statement on Form S-1 (file no. 333-82409) filed with the Securities and Exchange Commission on August 18, 1999.

++ Incorporated by reference to Exhibit B of the Schedule 13D (file no. 005-57001) filed with the Securities and Exchange Commission on October 14, 1999.

+++ Incorporated by reference to Exhibit A attached to Exhibit 1.1 to Amendment No. 4 to the Registration Statement on Form S-1 (file no. 333-82409) filed with the Securities and Exchange Commission on September 30, 1999.

++++     Filed herewith.