Form 10-K/A
period 1999-12-31
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2000-04-14
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A-1



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

                                AMENDMENT NO. 1
                                       to
                           ANNUAL REPORT ON FORM 10-K


      The Independent Auditor's Report on Page 2 of the Registrant's Consolidated Financial Statements is hereby amended to include the conformed signature of the Independent Auditors, which was previously inadvertantly omitted, and shall read in its entirety as follows:


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

      /s/ DELOITTE & TOUCHE LLP

      Parsippany, NJ
      March 30, 2000

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, American Home Mortgage Holdings, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this amendment to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of April, 2000.

                               AMERICAN HOME MORTGAGE HOLDINGS, INC.



                               By: /s/ Michael Strauss
                                   --------------------------------------------
                                   Name:  Michael Strauss
                                   Title: President and Chief Executive Officer