Form 10-Q
period 2000-03-31
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2000-05-15
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                   SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                     12 EAST 49TH STREET, NEW YORK, NY 10017
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

            As of March 31, 2000, 8,286,747 shares of the Registrant's Common Stock, $.01 par value were outstanding.

         AMERICAN HOME MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

                     QUARTER ENDED MARCH 31, 2000

                                INDEX

PART I-FINANCIAL INFORMATION

      Item 1.     Condensed Financial Statements

                  Consolidated Balance Sheets

                  Consolidated Statements of Income

                  Consolidated Statements of Cash Flows

                  Notes to Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosures about
                  Market Risk

PART II-OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

                                     ITEM 1.

                              FINANCIAL STATEMENTS

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31,       December 31,
                                                                              2000             1999
                                                                         --------------- -----------------
                                                                           (Unaudited)
ASSETS

Cash and cash equivalents                                                   $ 3,585,570       $ 3,414,017
Accounts receivable                                                           9,102,327         7,102,546
Mortgage loans held for sale, net                                            69,802,179        65,115,356
Mortgage loans held for investment, net                                         153,057           153,534
Real estate owned                                                               149,135           112,865
Mortgage servicing rights, net                                                   33,356            34,470
Premises and equipment, net                                                   3,523,426         3,419,693
Prepaid expenses and security deposits                                        1,855,209         2,034,234
Goodwill                                                                      4,441,318         4,497,537
                                                                         --------------- -----------------

TOTAL ASSETS                                                               $ 92,645,577      $ 85,884,252
                                                                         =============== =================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Warehouse lines of credit                                            $ 62,508,843      $ 56,804,901
      Drafts payable                                                          1,193,749         3,313,686
      Accrued expenses and other                                              7,620,024         5,262,997
      Notes payable                                                           1,947,578         1,947,578
      Deferred income tax liability                                             532,025           532,025
                                                                         --------------- -----------------
                Total liabilities                                            73,802,219        67,861,187
                                                                         --------------- -----------------

COMMITMENTS AND CONTINGENCIES                                                        --                --

MINORITY INTEREST                                                               (44,313)           23,372

STOCKHOLDERS' EQUITY:
      Preferred stock $1.00 per share, 1,000,000 shares
           authorized, none issued and outstanding                                   --                --
      Common stock, $.01 per share par value, 19,000,000
           shares authorized, 8,286,747 issued and outstanding                   82,534            82,534
      Additional paid-in capital                                             17,226,018        17,249,390
      Retained earnings                                                       1,579,119           667,769
                                                                         --------------- -----------------
                Total stockholders equity                                   18,887,671        17,999,693
                                                                         --------------- -----------------

TOTAL LIABILITIES AND STOCKHOLDERS
      EQUITY                                                               $ 92,645,577      $ 85,884,252
                                                                         =============== =================

See Notes to Consolidated Financial Statements.

                AMERICAN HOME MORTGAGE HOLDINGS, INC.
                  CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)

                                                                     For the three months ended
                                                                             March 31,
                                                                        2000             1999
                                                                    -----------      -----------
REVENUES:
      Gain on sale of mortgage loans                                $ 8,032,107      $ 5,190,518
      Interest income, net                                              939,454          223,470
      Other                                                             495,971          244,065
                                                                    -----------      -----------
           Total revenues                                             9,467,532        5,658,053
                                                                    -----------      -----------
EXPENSES:
      Salaries, commissions and benefits, net                         4,372,736        3,122,988
      Marketing and promotion                                           444,866          429,187
      Occupancy and equipment                                         1,076,178          474,804
      Data processing and communications                                507,597          268,821
      Provision for loss                                                     --           27,967
      Other                                                           1,548,161          577,163
                                                                    -----------      -----------
           Total expenses                                             7,949,538        4,900,930
                                                                    -----------      -----------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                      1,517,994          757,123
INCOME TAXES                                                            697,700           37,153
                                                                    -----------      -----------

INCOME BEFORE MINORITY INTEREST                                         820,294          719,970
MINORITY INTEREST IN INCOME OF CONSOLIDATED JOINT VENTURE               (67,685)          13,089
                                                                    -----------      -----------

NET INCOME                                                          $   887,979      $   706,881
                                                                    ===========      ===========

Earnings per share - basic                                          $      0.11      $      0.14
Earnings per share - diluted                                        $      0.11      $      0.14

Weighted average number of shares - basic                             8,286,747        4,999,900
                                                                    ===========      ===========

Weighted average number of shares - diluted                           8,397,193        4,999,900
                                                                    ===========      ===========

Unaudited pro forma information:
      Provision for pro forma income taxes                                               296,000
                                                                                     -----------

Pro forma earnings                                                                   $   410,881
                                                                                     ===========

Pro forma basic and diluted earnings per share                                       $      0.05
                                                                                     ===========

Pro forma weighted average number of shares - basic and diluted                        7,500,000
                                                                                     ===========

See Notes to Consolidated Financial Statements.

                AMERICAN HOME MORTGAGE HOLDINGS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                                 For the three months ended
                                                                                         March 31,
                                                                                  2000               1999
                                                                              -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES :
     Net income                                                               $     887,979      $     706,881
     Adjustments to reconcile net income to net cash (used in)
         provided by operating activities:
            Depreciation and amortization                                           285,916             79,943
            Provision for loss                                                           --             27,967
            Origination of mortgage loans held for sale                        (467,918,463)      (278,740,292)
            Proceeds on sale of mortgage loans                                  463,225,245        284,853,209
            Increase (decrease) in accrued expenses and other liabilities         2,357,027            (95,566)
            (Increase) / decrease in:
                Accounts receivable                                              (1,993,387)           234,786
                Mortgage servicing rights                                                --               (200)
                Prepaid expenses and security deposits                              179,025            (54,616)
                                                                              -------------      -------------
                Net cash provided by (used in) operating activities              (2,976,658)         7,012,112
                                                                              -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of real estate owned, net                                             (36,270)                --
     Net purchases of loans held for investment                                          --            (11,328)
     Purchases of premises and equipment, net                                      (332,316)          (281,527)
     Decrease in minority interest                                                  (67,685)           (35,565)
                                                                              -------------      -------------
                Net cash used in investing activities                              (436,271)          (328,420)
                                                                              -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in warehouse lines of credit                                        5,703,942         (6,789,234)
     Decrease in drafts payable                                                  (2,119,937)                --
     Decrease in loans held for investment                                              477                 --
     Distributions                                                                       --            (91,346)
                                                                              -------------      -------------
                Net cash provided by (used in) financing activities               3,584,482         (6,880,580)
                                                                              -------------      -------------

NET INCREASE (DECREASE) IN CASH                                                     171,553           (196,888)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      3,414,017          2,891,513
                                                                              -------------      -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $   3,585,570      $   2,694,625
                                                                              =============      =============

SUPPLEMENTAL DISCLOSURE--CASH PAID FOR:
     Interest                                                                 $     959,459      $     570,101
     Taxes                                                                          901,620            301,825

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of American Home Mortgage Holdings, Inc. and its subsidiaries, American Home Mortgage Corp. ("American Home Mortgage") and Marina Mortgage Company, Inc. ("Marina") (collectively the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000.

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's annual report on Form 10-K for the year then ended.

NOTE 2-INCOME TAXES

Prior to September 29, 1999, the Company was treated as an S corporation for income tax purposes. Effective September 29, 1999, the Company changed its income tax treatment to a C corporation. Income tax expense of approximately $37,000 has been recorded for the quarter ending March 31, 1999. On a pro forma basis income tax expense would have been approximately $309,000 for the quarter ending March 31, 1999. Pro forma income tax provisions have been presented as if the Company was taxable as a C corporation for Federal and state income tax purposes for all periods presented.

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

NOTE 3-EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents. There was a de minimus dilutive effect as of March 31, 2000.

NOTE 4-INCORPORATION TRANSACTION

On June 15, 1999, the Company was formed to serve as a holding company for American Home Mortgage. In conjunction with the closing of its Offering, all of the issued and outstanding shares of stock of American Home Mortgage were exchanged for 4,999,900 shares of the Company's Common Stock.

NOTE 5-PENDING ACQUISITION

On January 17, 2000, the Company entered into an agreement to acquire First Home Mortgage Corp. ("First Home"), an Illinois corporation. Upon completion of the acquisition, the shareholders of First Home will receive an aggregate of 489,760 shares of American Home's common stock and $3.6 million over a period of two years. In addition, the shareholders of First Home may receive additional consideration consisting of cash and shares of American Home's common stock based on the future results of the financial performance of the First Home division of the Company (please see the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2000 for further information). First Home is an independent mortgage lender based in metropolitan Chicago. Formed in 1987, First Home originates primary residential mortgage loans. It operates 21 branch offices in 4 states and employs approximately 255 full time employees, including sales personnel. First Home is qualified to originate loans in 23 states and has an application pending for qualification in one state. At March 31, 2000, First Home had assets of $39.4 million. As of March 31, 2000, the Company has advanced funds to First Home totaling $3.2 million. It is anticipated that this transaction will generate goodwill of approximately $8.0 million to be amortized over 20 years.

The following table summarizes the required disclosures of the pro forma combined entity, as if the merger occurred at the beginning of the period for the quarter ended March 31, 2000:

    Revenue.......................................   $12,659,876
    Income before income taxes....................     1,077,496
    Net income....................................       592,596
    Earnings per share - basic....................         $0.07
    Earnings per share - diluted..................         $0.06

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

Net income for the first quarter of 2000 totaled $888,000 or $0.11 per share on a diluted basis, up from $411,000 or $0.05 per share on a pro forma basis in the same period a year ago.

In the first quarter of 2000 loan originations totaled $499.9 million, up $209.8 million or 72.3% from a year ago. Originations from our MORTGAGESELECT.COM Internet Web site totaled $82.9 million in the first quarter.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from the Company's Consolidated Statements of Income expressed as a percentage of total revenues:

                                                      For the three months ended
                                                              March 31,
                                                         2000           1999
                                                         ----           ----
Revenues
Gain on sale of mortgage loans ...................        84.9%      91.7%
Interest income, net .............................         9.9        4.0
Other ............................................         5.3        4.3
                                                         -----      -----

Total revenues ...................................       100.0      100.0
                                                         -----      -----

Expenses

Salaries, commissions and benefits, net ..........        46.2       55.2
Marketing and promotion ..........................         4.7        7.6
Occupancy and equipment ..........................        11.4        8.4
Data processing and communications ...............         5.4        4.7
Provision for loss ...............................          --        0.5


Other ............................................        16.3       10.2
                                                         -----      -----

Total expenses ...................................        84.0       86.6
                                                         -----      -----

Income before income taxes .......................        16.0       13.4

Provision for income taxes .......................         7.3        0.7
                                                         -----      -----

Net income .......................................         8.7%      12.7%
                                                         =====      =====

Provision for pro forma income taxes .............                    5.2
                                                                    =====

Pro forma net income .............................                    7.3%
                                                                    =====

      THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED
                                 MARCH 31, 1999

REVENUES

Revenues for the first quarter of 2000 were $9.5 million in 2000 compared to $5.7 million in 1999, an increase of 67.3%. The increase was a result of increased gains on sale of mortgage loans, net interest income and volume incentive bonuses.

Gain on sale increased by 54.7% to $8.0 million from $5.2 million a year earlier, generally a result of an increase in loan volume, partially resulting from the Marina acquisition. Loans sold in the first quarter of 2000 were $495.2 million compared to $296.3 million in the like quarter in 1999 (which amounts include $32.0 million and $11.4 million of originations in which we acted as broker, respectively).

Net interest income increased to $939,000 from $223,000 a year ago, an increase of 324.9%. The improvement resulted from increased loan origination and from more efficient cash management, including the implementation of sweep accounts, which use existing cash balances overnight to reduce outstanding borrowings.

Other income was $496,000 for the quarter compared to $244,000 for the first quarter of 1999. Other income primarily consists of volume incentive bonuses received from loan purchasers. These bonus payments are earned and recognized when the Company achieves volume targets specified in agreements with these purchasers.

EXPENSES

Salaries, commissions and benefits increased by 40.0% to $4.4 million from $3.1 million from the 1999 first quarter. The increase was largely due to the inclusion of Marina expenses following the acquisition and increased staffing levels related to our MORTGAGESELECT.COM Internet Web site.

Marketing and promotion expenses totaled $445,000 in the current quarter, up 3.7% from the first quarter of 1999. Increased advertising expense in support of retail operations accounted for the increase.

Occupancy and equipment costs increased by 126.7% to $1.1 million for the current quarter from $475,000 in 1999. The increase in costs is reflective of the acquisition of Marina and opening of new community loan offices and Internet sites and greater depreciation charges as a result of the Company's increased investments in computer networking.

Data processing and communications by increased by 88.8% to $508,000 from $269,000 in the first quarter of 1999. The increase was a result of the Marina acquisition and opening new office locations.

Other expenses increased by 168.2% to $1.5 million, from $577,000 in 1999. These expenses which consist generally of office supplies, travel, professional fees and insurance have increased as a result of the growth in our MORTGAGESELECT.COM internet Web site, the acquisition of Marina, new office openings and higher employment levels.

LIQUIDITY AND CAPITAL RESOURCES

To originate a mortgage loan, the Company draws against a syndicated warehouse facility its subsidiary, American Home Mortgage Corp., has entered into with First Union National Bank. The First Union warehouse facility was originally for $60 million. First Union has agreed to increase this facility to $75 million through May 31, 2000, and the Company is in negotiations to replace this facility with a new $100 million warehouse facility that will be agented by First Union. The Company expects to finalize an agreement with respect to the new facility prior to May 31, 2000. The Company's existing warehouse facility is secured by the mortgages it originates and certain of its other assets. Loans under its warehouse facility bear interest at rates that vary depending on the type of underlying loan, and these loans are subject to sublimits, advance rates and terms that vary depending on the type of underlying loan and the ratio of the Company's liabilities to its tangible net worth.

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

For the three months ended March 31, 2000, net cash provided by (used in) operating, investing and financing activities was $(3.0) million, $(0.4) million and $3.6 million respectively. Net cash used in operating activities was primarily due to loan originations exceeding loan sales and an increase in accounts receivable, offset by a decrease in accrued expenses and other liabilities and net income. Net cash used in investing activities was primarily due to the purchase of furniture and equipment. Net cash provided by financing activities was a result of an increase in warehouse lines of credit which are collateral for mortgage loans held for sale and a decrease in drafts payable.

For the comparable period a year ago, net cash provided by (used in) operating, investing and financing activities was $7.0 million, $(0.3) million and $(6.8) million respectively. Net cash provided by operating activities was primarily a result of an excess of loan sales over originations. Net cash used in investing activities was primarily due to the purchase of furniture and equipment. Net cash used in financing activities was a result of a decrease in warehouse lines of credit.

The Company's existing cash balances and funds available under its working capital credit facilities, together with cash flows from operations, are expected to be sufficient to meet its liquidity requirements for at least the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be carried on the balance sheet at fair value and that changes in the fair value of derivatives be recognized in income when they occur. If a derivative qualifies as a hedge, a company can elect to use hedge accounting. The potential impact varies depending upon whether the nature of the exposure that is being hedged is classified as one of three hedged risks defined in the statement: change in fair value, change in cash flows and change in foreign-currency. If the derivatives qualify as hedges in accordance with the standard, the Company anticipates that the adjustments to the basis of the hedged risk (asset or liability) will mostly offset the changes in fair value of the derivatives. This statement's implementation has been delayed to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations after this statement is adopted.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The words "plan," "believe," "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such statements involve risks and uncertainties that exist in the Company's operations and business environment that could render actual outcomes and results materially different than predicted. The Company's forward-looking statements are based on assumptions about many factors, including, but not limited to, general volatility of the capital markets; changes in the real estate market, interest rates or the general economy of the markets in which the Company operates; economic, technological or regulatory changes affecting the use of the Internet and changes in government regulations that are applicable to the Company's regulated brokerage and property management businesses. These and other factors are more fully discussed in the Company's prospectus filed with the Securities and Exchange Commission during the past 12 months. While the Company believes that its assumptions are reasonable at the time forward-looking statements were made, it cautions that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update such statements in light of new information or future events.

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

The following table summarizes the Company's interest rate sensitive instruments:

                                                                         MARCH 31, 2000              DECEMBER 31, 1999
                                                                         --------------              -----------------
                                                                 NOTIONAL AMOUNT   FAIR VALUE  NOTIONAL AMOUNT  FAIR VALUE
                                                                 ---------------   ----------  ---------------  ----------
Instruments:
Commitments to fund mortgages at agreed-upon rates.............     $263,707,374    $4,452,136    $147,482,380  $1,391,777
     Forward delivery commitments..............................       94,298,985    (1,296,172)     33,634,595    (379,248)
     Option contracts to buy securities........................        6,000,000         4,481              --          --
     Option contracts to buy securities........................       12,000,000        76,593      35,000,000     439,856

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

                            PART II-OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders was held on April 12, 2000, for the purpose of approving the change of the Company's name from American Home Mortgage Holdings, Inc. to MortgageSelect.com, Inc. 5,731,916 shares were voted in favor of the name change, no shares were voted against and there were no abstentions or broker non-votes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits.

           The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

           27.1  Financial Data Schedule

      (b)  Reports on Form 8-K.

      The Company filed reports on Form 8-K during the first quarter of 2000 on January 12, 2000 and February 1, 2000, and amendments to such reports on Form 8-K/A on March 14, 2000 and March 31, 2000, respectively.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN HOME MORTGAGE HOLDINGS, INC.
                                   -------------------------------------

                                         (Registrant)



Date:    May 15, 2000                       By:     /s/ ROBERT E. BURKE
                                                 ---------------------------
                                                 Robert E. Burke
                                                 Chief Financial Officer

Date:    May 15, 2000                       By:     /s/ RICHARD D. SILVER
                                                 ---------------------------
                                                 Richard D. Silver
                                                 Controller

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION
-----------             -----------

27.1                    Financial Data Schedule