Form 10-Q
period 2000-06-30
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2000-08-14
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

                        COMMISSION FILE NUMBER 000-27081

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
             ------------------------------------------------------
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

                                 (212) 755-8600
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     As of June 30, 2000, 8,776,551 shares of the Registrant's Common Stock, $.01 par value were outstanding.

              AMERICAN HOME MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

                           QUARTER ENDED JUNE 30, 2000
                                      INDEX

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

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk

PART II-OTHER INFORMATION

        Item 4.   Submission of Matters to a Vote of Security Holders

        Item 6.   Exhibits and Reports on Form 8-K

SIGNATURE

                                     ITEM 1.

                              FINANCIAL STATEMENTS

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------------------------
                                                                      JUNE 30,      DECEMBER 31,
                                                                        2000            1999
                                                                   ------------     ------------
                                                                    (Unaudited)
ASSETS

Cash and cash equivalents                                          $  2,045,899     $  3,414,017
Accounts receivable                                                   9,950,419        7,102,546
Mortgage loans held for sale, net                                    98,027,645       65,115,356
Mortgage loans held for investment, net                                 164,457          153,534
Real estate owned                                                       150,214          112,865
Mortgage servicing rights, net                                           33,356           34,470
Premises and equipment, net                                           6,282,331        3,419,693
Prepaid expenses and security deposits                                2,247,012        2,034,234
Goodwill                                                             12,615,944        4,497,537
                                                                   ------------     ------------

TOTAL ASSETS                                                       $131,517,277     $ 85,884,252
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Warehouse lines of credit                                    $ 87,837,023     $ 56,804,901
      Drafts payable                                                  5,021,510        3,313,686
      Accrued expenses and other                                     11,142,738        5,262,997
      Notes payable                                                   2,410,121        1,947,578
      Mortgage payable - building                                     1,349,384
      Deferred income tax liability                                     923,705          532,025
                                                                   ------------     ------------
                Total liabilities                                   108,684,481       67,861,187
                                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES                                                --               --

MINORITY INTEREST                                                       526,700           23,372

STOCKHOLDERS' EQUITY:
      Preferred stock $1.00 per share, 1,000,000 shares
           authorized, none issued and outstanding                           --               --
      Common stock, $.01 per share par value, 19,000,000
           shares authorized, 8,776,551 issued and outstanding           87,765           82,534
      Additional paid-in capital                                     19,478,890       17,249,390
      Retained earnings                                               2,739,441          667,769
                                                                   ------------     ------------
                Total stockholders' equity                           22,306,096       17,999,693
                                                                   ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                       $131,517,277     $ 85,884,252
                                                                   ============     ============

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                        FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,                               JUNE 30,
                                                           2000             1999                 2000             1999
                                                        ----------       -----------          -----------      -----------
REVENUES:
      Gain on sale of mortgage loans, net              $ 9,837,688       $ 5,631,696          $17,869,795      $10,822,214
      Interest income, net                                 980,619           484,898            1,920,073          708,368
      Other                                                648,415           392,650            1,144,386          636,715
                                                       -----------       -----------          -----------      -----------
           Total revenues                               11,466,722         6,509,244           20,934,254       12,167,297
                                                       -----------       -----------          -----------      -----------
EXPENSES:
      Salaries, commissions and benefits, net            5,224,015         2,700,527            9,596,751        5,823,515
      Marketing and promotion                              490,361           439,761              935,227          868,948
      Occupancy and equipment                            1,303,153           548,254            2,379,331        1,023,058
      Data processing and communications                   610,361           347,841            1,117,958          616,662
      Provision for loss                                    48,500                --               48,500           27,967
      Other                                              1,682,226           525,638            3,230,387        1,102,801
                                                       -----------       -----------          -----------      -----------
           Total expenses                                9,358,616         4,562,021           17,308,154        9,462,951
                                                       -----------       -----------          -----------      -----------

INCOME BEFORE INCOME TAXES AND
      MINORITY INTEREST                                  2,108,106         1,947,223            3,626,100        2,704,346
INCOME TAXES                                               929,960            94,113            1,627,660          131,266

INCOME BEFORE MINORITY INTEREST                          1,178,146         1,853,110            1,998,440        2,573,080
MINORITY INTEREST IN INCOME OF
      CONSOLIDATED JOINT VENTURE                            (5,547)           31,402              (73,232)          44,491

NET INCOME                                             $ 1,183,693       $ 1,821,708          $ 2,071,672      $ 2,528,589
                                                       ===========       ===========          ===========      ===========

Earnings per share - basic                             $      0.14       $      0.36          $      0.25      $      0.51
Earnings per share - diluted                           $      0.14       $      0.36          $      0.25      $      0.51

Weighted average number of shares - basic                8,292,129         4,999,900            8,289,438        4,999,900
                                                       ===========       ===========          ===========      ===========

Weighted average number of shares - diluted              8,292,129         4,999,900            8,289,438        4,999,900
                                                       ===========       ===========          ===========      ===========

Unaudited pro forma information:
      Provision for proforma income taxes                                    762,000                             1,058,000
                                                                         -----------                           -----------

Pro forma earnings                                                       $ 1,059,708                           $ 1,470,589
                                                                         ===========                           ===========

Pro forma basic and diluted earnings per share                           $      0.14                           $      0.20
                                                                         ===========                           ===========

Pro forma weighted average number of shares
      - basic and diluted                                                  7,500,000                             7,500,000
                                                                         ===========                           ===========

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
-------------------------------------------------------------------------------------------------------
                                                                         FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                        2000                  1999
                                                                   ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES :
     Net income                                                    $     2,071,672      $     2,528,589
     Adjustments to reconcile net income to net cash (used in)
         provided by operating activities:
            Depreciation and amortization                                  581,270              170,185
            Provision for loss                                              48,500               27,967
            Origination of mortgage loans held for sale             (1,132,031,131)        (600,376,762)
            Proceeds on sale of mortgage loans                       1,102,877,569          592,959,527
            Increase in accrued expenses and other liabilities           3,345,900              165,563
            Deferred income taxes                                          902,680                   --
            (Increase) / decrease in:
                Accounts receivable                                     (1,749,153)          (1,252,865)
                Mortgage servicing rights                                    1,114               (1,000)
                Prepaid expenses and security deposits                     457,739              (81,522)
                                                                   ---------------      ---------------
                Net cash used in operating activities                  (23,493,840)          (5,860,318)
                                                                   ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of real estate owned, net                                    (37,349)                  --
     Net purchases of loans held for investment                            (10,923)             (80,448)
     Acquisition of First Home Mortgage Corp.                           (7,339,605)                  --
     Purchases of premises and equipment, net                             (584,219)            (691,280)
     Decrease in minority interest                                         (73,232)             (30,509)
                                                                   ---------------      ---------------
                Net cash used in investing activities                   (8,045,328)            (802,237)
                                                                   ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in warehouse lines of credit                   28,103,407           (8,756,826)
     Increase in drafts payable                                          1,605,100           15,502,122
     Increase in notes payable                                             462,543                   --
     Distributions                                                              --             (881,823)
                                                                   ---------------      ---------------
                Net cash provided by financing activities               30,171,050            5,863,473
                                                                   ---------------      ---------------

NET DECREASE IN CASH                                                    (1,368,118)            (799,082)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             3,414,017            2,891,513
                                                                   ---------------      ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     2,045,899      $     2,092,431
                                                                   ===============      ===============

SUPPLEMENTAL DISCLOSURE--CASH PAID FOR:
     Interest                                                      $     2,378,913      $     1,065,132
     Taxes                                                                 912,592              374,933

NON CASH ACTIVITIES
    On June 30, 2000, the Company issued 489,804 shares of common stock in exchange for 100% of the outstanding shares of First Home Mortgage Corp. See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of American Home Mortgage Holdings, Inc. and its subsidiaries, American Home Mortgage Corp. ("American Home Mortgage") and Marina Mortgage Company, Inc. ("Marina") (collectively the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000.

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's annual report on Form 10-K for the year then ended.

NOTE 2-INCOME TAXES

Prior to September 29, 1999, the Company was treated as an S corporation for income tax purposes. Effective September 29, 1999, the Company changed its income tax treatment to a C corporation. Income tax expense of approximately $94,000 and $131,000 has been recorded for the second quarter and six months ending June 30, 1999, respectively. On a pro forma basis income tax expense would have been approximately $856,000 and $1.2 million for the second quarter and six months ending June 30, 1999, respectively. Pro forma income tax provisions have been presented as if the Company was taxable as a C corporation for Federal and state income tax purposes for all periods presented.

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

NOTE 3-EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents. There was a de minimus dilutive effect as of June 30, 2000.

NOTE 4-INCORPORATION TRANSACTION

On June 15, 1999, the Company was formed to serve as a holding company for American Home Mortgage. In conjunction with the closing of its Offering, all of the issued and outstanding shares of stock of American Home Mortgage were exchanged for 4,999,900 shares of the Company's Common Stock.

NOTE 5-ACQUISITION

On June 30, 2000, the Company completed its acquisition of First Home Mortgage Corp. ("First Home"), an Illinois corporation, which was merged into American Home Mortgage Corp. The shareholders of First Home received an aggregate of 489,804 shares of the company's common stock and $3.6 million, to be paid over a period of two years. In addition, the shareholders of First Home may receive additional consideration consisting of cash and shares of the company's common stock based on the future results of the financial performance of the First Home division of the Company (please see the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2000 for further information). First Home is an independent mortgage lender based in metropolitan Chicago. Formed in 1987, First Home originates primarily residential mortgage loans. It operates 21 branch offices in 4 states and employs approximately 255 full time employees, including sales personnel. At June 30, 2000, First Home had assets of $9.7 million. This transaction generated goodwill of approximately $8.1 million to be amortized over 20 years.

The following table summarizes the required disclosures of the pro forma combined entity, as if the merger occurred at the beginning of the year for the quarter and six months ended June 30, 2000:

                                            Three month ended   Six months ended
                                              June 30, 2000       June 30, 2000
                                              -------------       -------------
Revenue...................................      $18,085,719        $30,745,595
Income before income taxes................        1,779,034          2,856,530
Net income................................          996,259          1,599,657
Earnings per share - basic................            $0.11              $0.18
Earnings per share - diluted..............            $0.11              $0.18

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

Net income for the second quarter of 2000 totaled $1.2 million or $0.14 per share on a diluted basis, compared to $1.1 million or $0.14 per share on a pro forma basis in the 1999 second quarter. For the first six months of 2000, net income was $2.1 million, or $0.25 per share on a diluted basis, up from $1.5 million or $0.20 per share on a pro forma basis in the same period a year ago.

Loan originations increased 117.2% in the second quarter of 2000 totaling $718.1 million compared to $330.6 in the 1999 second quarter. Originations from our MORTGAGESELECT.COM Internet Web site totaled $144.5 million in the second quarter.

On June 30, 2000, the Company completed its acquisition of First Home Mortgage Corp. ("First Home"), an Illinois corporation, which was merged into American Home Mortgage Corp. First Home is a full service retail lender. First Home originates and purchases mortgage loans for sale in the secondary mortgage market. It operates 21 branch offices in 4 states.

RESULTS OF OPERATIONS

The following table sets forth information derived from the Company's Consolidated Statements of Income expressed as a percentage of total revenues:

                                                                          For the three months          For the six months
                                                                             ended June 30,               ended June 30,
                                                                             --------------               --------------
                                                                           2000           1999          2000          1999
                                                                           ----           ----          ----          ----
Revenues

Gain on sale of mortgage loans...........................................   85.8%          86.5%         85.4%         88.9%
Interest income, net.....................................................    8.6            7.5           9.2           5.8
Other....................................................................    5.6            6.0           5.4           5.2
                                                                           -----          -----         -----         -----
                                                                           100.0          100.0         100.0         100.0
                                                                           -----          -----         -----         -----
Total revenues...........................................................

Expenses

Salaries, commissions and benefits, net..................................   45.6           41.5          45.8          47.9
Marketing and promotion..................................................    4.3            6.8           4.5           7.1
Occupancy and equipment..................................................   11.4            8.4          11.4           8.4
Data processing and communications.......................................    5.3            5.3           5.3           5.1
Provision for loss.......................................................    0.4             --           0.2           0.2
Other....................................................................   14.6            8.1          15.5           9.1
                                                                           -----          -----         -----         -----

Total expenses...........................................................   81.6           70.1          82.7          77.8
                                                                           -----          -----         -----         -----

Income before income taxes and minority interest.........................   18.4           29.9          17.3          22.2

Income taxes.............................................................    8.1            0.4           7.8           1.1

Minority interest                                                            0.0            0.5          (0.3)          0.3
                                                                           -----          -----         -----         -----

Net income...............................................................   10.3%          28.0%          9.8%         20.8%
                                                                           =====          =====         =====         =====

Provision for pro forma income taxes.....................................                  11.7                         8.7
                                                                                          =====                       =====

Pro forma net income.....................................................                  16.3%                       12.1%
                                                                                          =====                       =====

       THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED
                                  JUNE 30, 1999

REVENUES

Revenues for the second quarter of 2000 were $11.5 million, compared to $6.5 million in 1999, an increase of 76.2%. The increase was a result of increased gains on sale of mortgage loans, net interest income and volume incentive bonuses.

Gain on sale increased by 74.7% to $9.8 million from $5.6 million a year earlier, generally a result of an increase in loan volume, due in large part to the Marina acquisition and Internet-generated loan closings. Loans sold in the second quarter of 2000 were $693.6 million compared to $299.4 million in the like quarter in 1999 (which amounts include $54.0 million and $9.0 million of originations in which we acted as broker, respectively).

Net interest income increased to $981,000 from $484,000 a year ago, an increase of 102.2%. The improvement resulted from increased loan originations and from more efficient cash management, including the implementation of sweep accounts, which use existing cash balances overnight to reduce outstanding borrowings.

Other income was $648,000 for the current quarter, an increase of 65.1% compared to $393,000 for the second quarter of 1999. Other income primarily consists of volume incentive bonuses received from loan purchasers. These bonus payments are earned and recognized when the Company achieves volume targets specified in agreements with these purchasers.

EXPENSES

Salaries, commissions and benefits increased by 93.4% to $5.2 million from $2.7 million from the 1999 second quarter. The increase was largely due to the inclusion of Marina expenses following the acquisition and increased staffing levels related to our MORTGAGESELECT.COM Internet Web site.

Marketing and promotion expenses totaled $490,000 in the current quarter, up 11.5% from $440,000 in the second quarter of 1999. Increased advertising expense in support of retail operations accounted for the increase.

Occupancy and equipment costs increased by 137.7% to $1.3 million for the current quarter from $548,000 in the like period in 1999. The increase in costs is reflective of the acquisition of Marina and opening of new community loan offices and Internet call centers and greater depreciation charges as a result of the Company's increased investments in computer networking.

Data processing and communications increased by 75.5% to $610,000 from $348,000 in the second quarter of 1999. The increase was a result of the Marina acquisition, the growth in our MORTGAGESELECT.COM Internet Web site and opening new office locations.

Other expenses increased by 220.0% to $1.7 million, from $526,000 in 1999. These expenses, which consist generally of office supplies, travel, professional fees and insurance, have increased as a result of the growth in our MORTGAGESELECT.COM Internet Web site, the acquisition of Marina, new office openings and higher employment levels.

         SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED
                                  JUNE 30, 1999

REVENUES

Revenues for the six months ended June 30 increased to $20.9 million in 2000 from $12.2 million in 1999 a year earlier, an increase of 72.1%. The increase was a result of increased gains on sale of mortgage loans, net interest income and volume incentive bonuses.

For the first six months of 2000, gain on sale totaled $17.9 million compared to $10.8 million a year earlier, an increase of 65.1%. The increase primarily resulted from an increased loan volume, due in large part to the Marina acquisition and Internet-generated loan closings. The Company sold $1.2 billion of loans on a year-to-date basis compared to $608.3 million for the same period in 1999 (which amounts include $86.0 million and $20.4 million of originations in which we acted as broker, respectively).

Net interest income increased by 171.1% to $1.9 million from $708,000 a year ago. Increased loan origination volume and more efficient cash management accounted for the improvement.

Other income was $1.1 million for the six month period, an increase of 79.7% compared to $637,000 in the like period of 1999. Other income primarily consists of volume incentive bonuses received from loan purchasers.

EXPENSES

Salaries, commissions and benefits amounted to $9.6 million in the current six month period, compared to $5.8 million in 1999, an increase of 64.8%. The increase was largely due to the inclusion of Marina expenses following the acquisition and increased staffing levels related to our MORTGAGESELECT.COM Internet Web site.

Marketing and promotion expenses totaled $935,000 in the current period, up 7.6% from $869,000 in the first six months of 1999. Increased advertising expense in support of retail operations accounted for the increase.

Occupancy and equipment costs increased by 132.6% to $2.4 million for the first six months of 2000 from $1.0 million in like period in 1999. The increase in costs is reflective of the acquisition of Marina and opening of new community loan offices and Internet call centers and greater depreciation charges as a result of the Company's increased investments in computer networking.

Data processing and communications increased by 81.3% to $1.1 million from $617,000 in the six month period of 1999. The increase was a result of the Marina acquisition, the growth in our MORTGAGESELECT.COM Internet Web site and opening new office locations.

Other expenses increased by 192.9% to $3.2 million, from $1.1 million in 1999. These expenses, which consist generally of office supplies, travel, professional fees and insurance, have increased as a result of the growth in our MORTGAGESELECT.COM Internet Web site, the acquisition of Marina, new office openings and higher employment levels.

LIQUIDITY AND CAPITAL RESOURCES

To originate a mortgage loan, the Company draws against a syndicated warehouse facility its subsidiaries, American Home Mortgage Corp. and Marina Mortgage Company, Inc., have entered into with First Union National Bank and a committed facility with Morgan Stanley Dean Witter Mortgage Capital, Inc. ("Morgan Stanley"). The First Union warehouse facility was originally for $60 million. During the quarter the Company replaced this facility with a new $100 million warehouse facility that is agented by First Union. The Morgan Stanley facility is for $75 million. The Company's warehouse facilities are secured by the mortgages it originates and certain of its other assets. Loans under its warehouse facilities bear interest at rates that vary depending on the type of underlying loan, and these loans are subject to sublimits, advance rates and terms that vary depending on the type of underlying loan and the ratio of the Company's liabilities to its tangible net worth.

In addition to the First Union and Morgan Stanley warehouse facilities, the Company has purchase and sale agreements with Fannie Mae, Prudential Securities Funding Corp. and Paine Webber Real Estate Securities, Inc. Pursuant to these arrangements, the Company obtains commitments from the ultimate buyer to purchase our loans. These loans are then sold together with the commitment from the end investor to one of the four institutions above, who subsequently take responsibility for consummating the final transaction. These agreements allow the Company to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facility. The combined capacity available under the Company's purchase and sale agreements is $272 million.

For the six months ended June 30, 2000, net cash provided by (used in) operating, investing and financing activities was $(23.5) million, $(8.0) million and $30.2 million respectively. Net cash used in operating activities was primarily due to loan originations exceeding loan sales and an increase in accounts receivable, offset by an increase in accrued expenses and other liabilities and net income. Net cash used in investing activities was primarily due to the acquisition of First Home and the purchase of furniture and equipment. Net cash provided by financing activities was a result of an increase in warehouse lines of credit which are collateral for mortgage loans held for sale, the issuance of capital stock related to the First Home acquisition and an increase in drafts payable.

For the comparable period a year ago, net cash provided by (used in) operating, investing and financing activities was $(5.9) million, $(0.8) million and $5.9 million respectively. Net cash used in operating activities was primarily due to loan originations exceeding loan sales and an increase in accounts receivable, offset by an increase in accrued expenses and other liabilities and net income. Net cash used in investing activities was primarily due to the purchase of furniture and equipment. Net cash provided by financing activities was a result of an increase in drafts payable offset by a decrease in warehouse lines of credit.

The Company's existing cash balances and funds available under its working capital credit facilities, together with cash flows from operations, are expected to be sufficient to meet its liquidity requirements for at least the next 12 months.

On June 30, 2000, the Company acquired First Home Mortgage Corp. ("First Home"), an Illinois corporation, which was immediately merged into American Home Mortgage Corp. The shareholders of First Home received an aggregate of 489,804 shares of the company's common stock and $3.6 million over a period of two years. This transaction generated goodwill of approximately $8.1 million to be amortized over 20 years. For further information, see Notes to Consolidated Financial Statements, Note 5.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," . This statement, as amended, requires that all derivatives be carried on the balance sheet at fair value and that changes in the fair value of derivatives be recognized in income when they occur. If a derivative qualifies as a hedge, a company can elect to use hedge accounting. The potential impact varies depending upon whether the nature of the exposure that is being hedged is classified as one of three hedged risks defined in the statement: change in fair value, change in cash flows and change in foreign-currency. If the derivatives qualify as hedges in accordance with the standard, the Company anticipates that the adjustments to the basis of the hedged risk (asset or liability) will mostly offset the changes in fair value of the derivatives. This statement's implementation has been delayed to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000 and cannot be applied retroactively. The Company has not yet determined the impact SFAS No. 133 will have on its financial position or results of operations after this statement is adopted.

SEC Staff Accounting Bulletin, No. 101 - "Revenue Recognition in Financial Statements" (SAB 101) outlines the accounting literature on revenue recognition as including both broad conceptual discussions as well as certain industry-specific guidance. Based on these guidelines, it states that revenue should not be recognized until it is realized or realizable and earned. The Company will implement SAB 101 on or before October 1, 2000. The Company believes that the implementation will not have a material impact on the results of operations.

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

The following table summarizes the Company's interest rate sensitive instruments:

                                                                         JUNE 30, 2000               DECEMBER 31, 1999
                                                                         -------------               -----------------
                                                                 NOTIONAL AMOUNT   FAIR VALUE   NOTIONAL AMOUNT   FAIR VALUE
                                                                 ---------------   ----------   ---------------   ----------
Instruments:
Commitments to fund mortgages at agreed-upon rates.............     $210,388,156    $4,776,649    $147,482,380    $1,391,777
     Forward delivery commitments..............................      129,483,000    (1,547,381)     33,634,595      (379,248)
     Option contracts to buy securities........................       30,000,000       130,224      35,000,000      439,856

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

              None

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

                                          AMERICAN HOME MORTGAGE HOLDINGS, INC.
                                          -------------------------------------
                                                      (Registrant)



Date:   August 14, 2000                   By:     /s/ ROBERT E. BURKE
                                              ---------------------------------
                                                      Robert E. Burke
                                                  Chief Financial Officer

Date:   August 14, 2000                   By:    /s/ RICHARD D. SILVER
                                              ---------------------------------
                                                     Richard D. Silver
                                                         Controller

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX

EXHIBIT NO.            DESCRIPTION
-----------            -----------

27.1                   Financial Data Schedule