Form 10-Q
period 2000-09-30
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2000-11-14
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

            FOR THE TRANSITION PERIOD FROM ___________ TO __________

                        COMMISSION FILE NUMBER 000-27081

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                     13-4066303
-------------------------------------     --------------------------------------
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

            As of September 30, 2000, 8,784,551 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

            AMERICAN HOME MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX

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

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk

PART II-OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

                                     ITEM 1.

                              FINANCIAL STATEMENTS

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       2000             1999
                                                                   ------------     ------------
                                                                    (Unaudited)
ASSETS

Cash and cash equivalents                                          $  3,374,539     $  3,414,017
Accounts receivable                                                  13,996,490        7,102,546
Mortgage loans held for sale, net                                   118,297,926       65,115,356
Mortgage loans held for investment, net                                 164,457          153,534
Real estate owned                                                       344,032          112,865
Mortgage servicing rights, net                                           33,356           34,470
Premises and equipment, net                                           6,253,301        3,419,693
Prepaid expenses and security deposits                                2,305,340        2,034,234
Goodwill                                                             12,849,783        4,497,537
                                                                   ------------     ------------

TOTAL ASSETS                                                       $157,612,224     $ 85,884,252
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Warehouse lines of credit                                    $113,412,232     $ 56,804,901
      Drafts payable                                                  1,972,626        3,313,686
      Accrued expenses and other                                     13,943,431        5,262,997
      Notes payable                                                   2,331,930        1,947,578
      Mortgage payable - building                                     1,298,640               --
      Deferred income tax liability                                     531,950          532,025
                                                                   ------------     ------------
                Total liabilities                                   133,490,809       67,861,187
                                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES                                                --               --

MINORITY INTEREST                                                       262,431           23,372

STOCKHOLDERS' EQUITY:
      Preferred stock $1.00 per share, 1,000,000 shares
           authorized, none issued and outstanding                           --               --
      Common stock, $.01 per share par value, 19,000,000
           shares authorized, 8,784,551 issued and outstanding           87,845           82,534
      Additional paid-in capital                                     19,517,810       17,249,390
      Retained earnings                                               4,260,329          667,769
                                                                   ------------     ------------
                Total stockholders' equity                           23,858,984       17,999,693
                                                                   ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                       $157,612,224     $ 85,884,252
                                                                   ============     ============

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                            FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                              2000             1999              2000              1999
                                                          ------------     ------------      ------------      ------------
REVENUES:
      Gain on sale of mortgage loans, net                 $ 15,411,656     $  5,015,536      $ 33,281,451      $ 15,837,750
      Interest income, net                                     691,800          482,583         2,611,873         1,190,951
      Other                                                    890,377          330,838         2,034,763           967,553
                                                          ------------     ------------      ------------      ------------

           Total revenues                                   16,993,833        5,828,957        37,928,087        17,996,254
                                                          ------------     ------------      ------------      ------------
EXPENSES:
      Salaries, commissions and benefits, net                7,959,155        2,831,315        17,555,906         8,654,829
      Marketing and promotion                                1,788,316          336,141         2,723,543         1,205,089
      Occupancy and equipment                                1,598,414          552,826         3,977,745         1,575,884
      Data processing and communications                       713,080          267,910         1,831,038           884,572
      Provision for loss                                        50,000               --            98,500            27,967
      Other                                                  2,104,350          567,928         5,334,737         1,670,729
                                                          ------------     ------------      ------------      ------------

           Total expenses                                   14,213,315        4,556,120        31,521,469        14,019,070
                                                          ------------     ------------      ------------      ------------

INCOME BEFORE INCOME TAXES AND
      MINORITY INTEREST                                      2,780,518        1,272,837         6,406,618         3,977,184
INCOME TAXES                                                 1,195,067           79,859         2,822,727           211,125
                                                          ------------     ------------      ------------      ------------

INCOME BEFORE MINORITY INTEREST                              1,585,451        1,192,978         3,583,891         3,766,059
MINORITY INTEREST IN INCOME OF
      CONSOLIDATED JOINT VENTURE                                64,562          (17,159)           (8,670)           27,332
INCOME TAX EXPENSE DUE TO
      CONVERSION OF "S" CORP.                                       --          625,000                --           625,000
                                                          ------------     ------------      ------------      ------------

NET INCOME                                                $  1,520,889     $    585,137      $  3,592,561      $  3,113,727
                                                          ============     ============      ============      ============

Earnings per share - basic                                $       0.17     $       0.12      $       0.43      $       0.62
Earnings per share - diluted                              $       0.17     $       0.12      $       0.43      $       0.62

Weighted average number of shares - basic                    8,779,247        5,000,000         8,453,899         5,000,000
                                                          ============     ============      ============      ============

Weighted average number of shares - diluted                  8,779,247        5,000,000         8,453,899         5,000,000
                                                          ============     ============      ============      ============

Unaudited pro forma information:
      Provision for proforma income taxes                                       548,669                           1,737,935
                                                                           ------------                        ------------

Pro forma earnings                                                         $    741,327                        $  2,211,917
                                                                           ============                        ============

Pro forma basic and diluted earnings per share                             $       0.10                        $       0.29
                                                                           ============                        ============

Pro forma weighted average number of shares - basic                           7,500,000                           7,500,000
                                                                           ============                        ============

Pro forma weighted average number of shares - diluted                         7,533,334                           7,533,334
                                                                           ============                        ============

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                             FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             2000                  1999
                                                                        ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $     3,592,561      $     3,113,727
     Adjustments to reconcile net income to net cash (used in)
         provided by operating activities:
            Depreciation and amortization                                     1,086,188              258,783
            Provision for loss                                                   98,500               27,967
            Origination of mortgage loans held for sale                  (1,882,964,166)        (894,744,878)
            Proceeds on sale of mortgage loans                            1,831,438,008          896,215,678
            Increase in accrued expenses and other liabilities                7,029,203              497,123
            Deferred income taxes                                                   (75)             640,000
            (Increase) / decrease in:
                Accounts receivable                                          (7,112,245)            (463,961)
                Mortgage servicing rights                                         1,114               (1,000)
                Prepaid expenses and security deposits                          399,318             (669,097)
                                                                        ---------------      ---------------
                Net cash (used in) provided by operating activities         (46,431,594)           4,874,342
                                                                        ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of real estate owned, net                                        (231,167)                  --
     Net purchases of loans held for investment                                 (10,923)             (80,055)
     Acquisition of First Home Mortgage Corp., net                           (7,339,605)                  --
     Purchases of premises and equipment, net                                (1,112,880)            (877,509)
     Increase (decrease) in minority interest                                    82,219              (85,168)
                                                                        ---------------      ---------------
                Net cash used in investing activities                        (8,612,356)          (1,042,732)
                                                                        ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in warehouse lines of credit                        56,498,940          (11,189,014)
     Increase (decrease) in drafts payable                                   (1,341,060)           7,932,897
     Decrease in notes payable                                                 (153,408)                  --
     Distributions                                                                   --             (994,012)
     Proceeds from issuance of capital stock                                         --                1,000
                                                                        ---------------      ---------------
                Net cash provided by (used in) financing activities          55,004,472           (4,249,129)
                                                                        ---------------      ---------------

NET DECREASE IN CASH                                                            (39,478)            (417,519)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  3,414,017            2,891,513
                                                                        ---------------      ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $     3,374,539      $     2,473,994
                                                                        ===============      ===============

SUPPLEMENTAL DISCLOSURE--CASH PAID FOR:
     Interest                                                           $     4,388,818      $     1,332,523
     Taxes                                                                      919,836              396,134

NON CASH ACTIVITIES

   On June 30, 2000, the Company issued 489,804 shares of common stock in exchange for 100% of the outstanding shares of First Home Mortgage Corp. See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of American Home Mortgage Holdings, Inc. and its subsidiaries, American Home Mortgage Corp. ("American Home Mortgage") and Marina Mortgage Company, Inc. ("Marina") (collectively, the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2000.

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, included in the Company's annual report on Form 10-K for the year then ended.

NOTE 2-INCOME TAXES

Prior to September 29, 1999, the Company was treated as an S corporation for income tax purposes. Effective September 29, 1999, the Company changed its income tax treatment to a C corporation. Income tax expense of approximately $80,000 and $211,000 has been recorded for the third quarter and nine months ending September 30, 1999, respectively. On a pro forma basis income tax expense would have been approximately $741,000 and $2.2 million for the third quarter and nine months ending September 30, 1999, respectively. Pro forma income tax provisions have been presented as if the Company was taxable as a C corporation for Federal and state income tax purposes for all periods presented.

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

NOTE 3-EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents. There was a de minimus dilutive effect as of September 30, 2000.

NOTE 4-INCORPORATION TRANSACTION

On June 15, 1999, the Company was formed to serve as a holding company for American Home Mortgage. In conjunction with the closing of its Offering, all of the issued and outstanding shares of stock of American Home Mortgage were exchanged for 4,999,900 shares of the Company's Common Stock.

The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998 and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133" ("SFAS 138") in June 2000.

NOTE 5-DERIVATIVES

SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as:

o a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;

o    a hedge of the exposure to variable cash flows of a forecasted transaction;
     or

o a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction.

Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

SFAS 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

As part of the Company's secondary marketing activities, mortgage-backed securities are purchased and sold forward and options are acquired on mortgage and treasury securities. At September 30, 2000, forward delivery commitments amounted to approximately $138 million and options to buy securities amounted to approximately $48 million. These contracts have a high correlation to the price movement of the loans being hedged. There is currently no recognition of unrealized gains or losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of mortgage loans.

These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. When the Company adopts these statements in January 2001, management believes there will be a positive fair value impact of $2 million to $3 million.

NOTE 6-ACQUISITION

On June 30, 2000, the Company completed its acquisition of First Home Mortgage Corporation ("First Home"), an Illinois corporation, which was merged with and into American Home Mortgage Corp. The shareholders of First Home received an aggregate of 489,804 shares of the Company's common stock and $3.6 million, to be paid over a period of two years. In addition, the shareholders of First Home may receive additional consideration consisting of cash and shares of the company's common stock based on the future results of the financial performance of the First Home division of the Company (please see the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2000 for further information). First Home is an independent mortgage lender based in metropolitan Chicago. Formed in 1987, First Home originates primarily residential mortgage loans. It operates 21 branch offices in 4 states and employs approximately 255 full time employees, including sales personnel. At June 30, 2000, First Home had assets of $9.7 million. This transaction generated goodwill of approximately $8.2 million to be amortized over 20 years.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

The Company is a leading independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through its 313 primarily commission-compensated loan originators. The Company operates from 55 loan offices in the New York metropolitan area and five other eastern states, and in California, Illinois, New Mexico and Arizona. The Company operates primarily as a mortgage banker, underwriting, funding and selling its loan products to more than 45 different buyers. In January of 1999, the Company began marketing its mortgage products over the Internet through its Internet site, MORTGAGESELECT.COM. Mortgage products are originated online through arrangements with a number of popular Web sites and through the Company's own Web site, established in 1999.

Net income for the third quarter of 2000 totaled $1.5 million, or $0.17 per share on a diluted basis, compared to $0.7 million, or $0.10 per share on a pro forma basis, in the 1999 third quarter. For the first nine months of 2000, net income was $3.6 million, or $0.43 per share on a diluted basis, up from $2.2 million, or $0.29 per share on a pro forma basis, in the same period a year ago.

Loan originations increased 193.1% in the third quarter of 2000, totaling $862.8 million compared to $294.4 in the 1999 third quarter. Originations from our MORTGAGESELECT.COM Internet Web site totaled $139.5 million in the third quarter of 2000.

On June 30, 2000, the Company completed its acquisition of First Home Mortgage Corporation ("First Home"), an Illinois corporation, which was merged with and into American Home Mortgage Corp. First Home is a full service retail lender. First Home originates and purchases mortgage loans for sale in the secondary mortgage market. It operates 24 branch offices in three states.

During the third quarter the Company entered into an agreement with Roslyn National Mortgage Corporation, a New York corporation ("RNMC"), to purchase certain branch offices of RNMC. These branch offices are located in New York, Virginia, Maryland and Connecticut. The transaction closed on October 23, 2000.

RESULTS OF OPERATIONS

The following table sets forth information derived from the Company's Consolidated Statements of Income expressed as a percentage of total revenues:

                                                                            For the three months     For the nine months
                                                                             ended September 30,     ended September 30,
                                                                                2000       1999        2000       1999
                                                                               -----      -----       -----      -----
Revenues
Gain on sale of mortgage loans .........................................        90.7%      86.0%       87.7%      88.0%
Interest income, net ...................................................         4.1        8.3         6.9        6.6
Other ..................................................................         5.2        5.7         5.4        5.4
                                                                               -----      -----       -----      -----
Total revenues .........................................................       100.0      100.0       100.0      100.0
                                                                               -----      -----       -----      -----

Expenses

Salaries, commissions and benefits, net ................................        46.9       48.6        46.3       48.1
Marketing and promotion ................................................        10.6        5.8         7.2        6.7
Occupancy and equipment ................................................         9.4        9.5        10.5        8.7
Data processing and communications .....................................         4.2        4.6         4.8        4.9
Provision for loss .....................................................         0.1         --         0.2        0.2
Other ..................................................................        12.4        9.7        14.1        9.3
                                                                               -----      -----       -----      -----

Total expenses .........................................................        83.6       78.2        83.1       77.9
                                                                               -----      -----       -----      -----

Income before income taxes and minority interest .......................        16.4       21.8        16.9       22.1

Income taxes ...........................................................         7.0        1.4         7.4        1.2

Minority interest ......................................................         0.4       (0.3)         --        0.1

Income tax expense due to conversion of "S" Corp. ......................          --       10.7          --        3.5
                                                                               -----      -----       -----      -----

Net income .............................................................         9.0%      10.0%        9.5%      17.3%
                                                                               =====      =====       =====      =====

Provision for pro forma income taxes ...................................                    9.4                    9.7
                                                                                          =====                  =====

Pro forma net income ...................................................                   12.7%                  12.3%
                                                                                          =====                  =====

   THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED
                               SEPTEMBER 30, 1999

REVENUES

Revenues for the third quarter of 2000 were $17.0 million compared to $5.8 million in 1999, an increase of 191.5%. The increase was a result of increased gains on sale of mortgage loans, net interest income and volume incentive bonuses.

Gain on sale increased by 207.3% to $15.4 million from $5.0 million a year earlier, generally a result of an increase in loan volume, due in large part to the Marina and First Home acquisitions and Internet-generated loan closings. Loans sold in the third quarter of 2000 were $842.5 million compared to $337.1 million in the like quarter in 1999 (which amounts include $111.9 million and $33.8 million of originations in which we acted as broker, respectively).

Net interest income increased to $692,000 from $483,000 a year ago, an increase of 43.4%. The improvement resulted from increased loan originations and from more efficient cash management, including the implementation of sweep accounts, which use existing cash balances overnight to reduce outstanding borrowings.

Other income was $890,000 for the current quarter, an increase of 169.1% compared to $331,000 for the third quarter of 1999. Other income primarily consists of volume incentive bonuses received from loan purchasers. These bonus payments are earned and recognized when the Company achieves volume targets specified in agreements with these purchasers.

EXPENSES

Salaries, commissions and benefits increased by 181.1% to $8.0 million from $2.8 million from the 1999 third quarter. The increase was largely due to the inclusion of Marina and First Home expenses following the acquisitions and increased staffing levels related to our MORTGAGESELECT.COM Internet Web site.

Marketing and promotion expenses totaled $1.8 million in the current quarter, up 432.0% from $336,000 in the third quarter of 1999. Increased advertising expense in support of retail operations and our MORTGAGESELECT.COM Internet Web site accounted for the increase.

Occupancy and equipment costs increased by 189.1% to $1.6 million for the current quarter, from $553,000 in the like period in 1999. The increase in costs is reflective of the acquisitions of Marina and First Home, the opening of new community loan offices and Internet call centers and greater depreciation charges as a result of the Company's increased investments in computer networking.

Data processing and communications increased by 166.2% to $713,000 from $268,000 in the third quarter of 1999. The increase was a result of the Marina and First Home acquisitions, the growth in our MORTGAGESELECT.COM Internet Web site and the opening of new office locations.

Other expenses increased by 270.5% to $2.1 million, from $568,000 in 1999. These expenses, which consist generally of office supplies, travel, professional fees and insurance, have increased as a result of the growth in our MORTGAGESELECT.COM Internet Web site, the acquisitions of Marina and First Home, new office openings and higher employment levels.

    NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1999

REVENUES

Revenues increased to $37.9 million from $18.0 million in 1999 a year earlier, an increase of 110.8%. The increase was a result of increased gains on sale of mortgage loans, net interest income and volume incentive bonuses.

For the nine months ended September 30, 2000, gain on sale totaled $33.3 million compared to $15.8 million in 1999, an increase of 110.1%. The increase primarily resulted from an increased loan volume, due in large part to the Marina and First Home acquisitions and Internet-generated loan closings. The Company sold $2.0 billion of loans on a year-to-date basis compared to $945.1 million for the same period in 1999 (which amounts include $197.9 million and $48.9 million of originations in which we acted as broker, respectively).

Net interest income increased by 119.3% to $2.6 million from $1.2 million a year ago. Increased loan origination volume and more efficient cash management accounted for the improvement.

Other income was $2.0 million for the nine month period compared to $968,000, an increase of 110.3% in the like period of 1999. Other income primarily consists of volume incentive bonuses received from loan purchasers.

EXPENSES

Salaries, commissions and benefits amounted to $17.6 million in the current nine month period, compared to $8.7 million in 1999, an increase of 102.8%. The increase was largely due to the inclusion of Marina and First Home expenses following the acquisitions and increased staffing levels related to our MORTGAGESELECT.COM Internet Web site.

Marketing and promotion expenses totaled $2.7 million in the current period, up 126.0% from $1.2 million in the first nine months of 1999. Increased advertising expense in support of retail operations and our MortgageSelect.com Internet Web site accounted for the increase.

Occupancy and equipment costs increased by 152.4% to $4.0 million for the first nine months of 2000, from $1.6 million in like period in 1999. The increase in costs is reflective of the acquisition of Marina and First Home, the opening of new community loan offices and Internet call centers and greater depreciation charges as a result of the Company's increased investments in computer networking.

Data processing and communications increased by 107.0% to $1.8 million from $885,000 in the nine month period of 1999. The increase was a result of the Marina acquisition, the growth in our MORTGAGESELECT.COM Internet Web site and the opening of new office locations.

Other expenses increased by 219.3% to $5.3 million, from $1.6 million in 1999. These expenses, which consist generally of office supplies, travel, professional fees and insurance, have increased as a result of the growth in our MORTGAGESELECT.COM Internet Web site, the acquisitions of Marina and First Home, new office openings and higher employment levels.

LIQUIDITY AND CAPITAL RESOURCES

To originate a mortgage loan, the Company draws against a syndicated warehouse facility that its subsidiaries, American Home Mortgage Corp. and Marina Mortgage Company, Inc., have entered into, agented by First Union National Bank ("First Union") and a committed facility with Morgan Stanley Dean Witter Mortgage Capital, Inc. ("Morgan Stanley"). The First Union warehouse facility is for $125 million. The Morgan Stanley facility is for $75 million. The Company's warehouse facilities are secured by the mortgages it originates and certain of its other assets. Loans under its warehouse facilities bear interest at rates that vary depending on the type of underlying loan, and these loans are subject to sublimits, advance rates and terms that vary depending on the type of underlying loan and the ratio of the Company's liabilities to its tangible net worth.

In addition to the First Union and Morgan Stanley warehouse facilities, the Company has purchase and sale agreements with Fannie Mae and Paine Webber Real Estate Securities, Inc. Pursuant to these arrangements, the Company obtains commitments from the ultimate buyer to purchase its loans. These loans are then sold together with the commitment from the end investor to one of the two institutions above, who subsequently take responsibility for consummating the final transaction. These agreements allow the Company to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facility. The combined capacity available under the Company's purchase and sale agreements is $267 million.

For the nine months ended September 30, 2000, net cash (used in) provided by operating, investing and financing activities was $(46.4) million, $(8.6) million and $55.0 million respectively. Net cash used in operating activities was primarily due to loan originations exceeding loan sales and an increase in accounts receivable, offset by an increase in accrued expenses and other liabilities and net income. Net cash used in investing activities was primarily due to the acquisition of First Home and the purchase of furniture and equipment. Net cash provided by financing activities was primarily a result of an increase in warehouse lines of credit which are collateral for mortgage loans held for sale.

For the comparable period a year ago, net cash provided by (used in) operating, investing and financing activities was $4.9 million, $(1.0) million and $(4.2) million, respectively. Net cash provided by operating activities was primarily due to loan sales exceeding loan originations, an increase in accrued expenses and other liabilities, an increase in deferred income taxes and net income, offset by an increase in prepaid expenses and security deposits and accounts receivable. Net cash used in investing activities was primarily due to the purchase of furniture and equipment. Net cash used in financing activities was a result of a decrease in warehouse lines of credit and capital distributions, offset by an increase in drafts payable.

The Company's existing cash balances and funds available under its working capital credit facilities, together with cash flows from operations, are expected to be sufficient to meet its liquidity requirements for at least the next 12 months.

On June 30, 2000, the Company acquired First Home Mortgage Corp. ("First Home"), an Illinois corporation, which was immediately merged into American Home Mortgage Corp. The shareholders of First Home received an aggregate of 489,804 shares of the company's common stock and $3.6 million over a period of two years. This transaction generated goodwill of approximately $8.2 million to be amortized over 20 years. For further information, see Notes to Consolidated Financial Statements, Note 6.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June 1998 and No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities an Amendment of FASB Statement No. 133" ("SFAS 138") in June 2000.

SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as:

o a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment;

o a hedge of the exposure to variable cash flows of a forecasted transaction; or

o a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available for sale security, or a foreign-currency-denominated forecasted transaction.

Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

SFAS 138 addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133 and amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities.

As part of the Company's secondary marketing activities, mortgage-backed securities are purchased and sold forward and options are acquired on mortgage and treasury securities. At September 30, 2000, forward delivery commitments amounted to approximately $138 million and options to buy securities amounted to approximately $48 million. These contracts have a high correlation to the price movement of the loans being hedged. There is currently no recognition of unrealized gains or losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of mortgage loans.

These statements are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. When the Company adopts these statements in January 2001, management believes there will be a positive fair value impact of $2 million to $3 million.

SEC Staff Accounting Bulletin, No. 101 - "Revenue Recognition in Financial Statements" (SAB 101) outlines the accounting literature on revenue recognition as including both broad conceptual discussions as well as certain industry-specific guidance. Based on these guidelines, it states that revenue should not be recognized until it is realized or realizable and earned. The Company will implement SAB 101 on October 1, 2000. The Company believes that the implementation will not have a material impact on the results of operations.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The words "plan," "believe," "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such statements involve risks and uncertainties that exist in the Company's operations and business environment that could render actual outcomes and results materially different than predicted. The Company's forward-looking statements are based on assumptions about many factors, including, but not limited to, general volatility of the capital markets; changes in the real estate market, interest rates or the general economy of the markets in which the Company operates; economic, technological or regulatory changes affecting the use of the Internet; and changes in government regulations that are applicable to the Company's regulated brokerage and property management businesses. These and other factors are more fully discussed in the Company's prospectus filed with the Securities and Exchange Commission during the past 12 months. While the Company believes that its assumptions are reasonable at the time forward-looking statements were made, it cautions that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update such statements in light of new information or future events.

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

The following table summarizes the Company's interest rate sensitive instruments:

                                                                     SEPTEMBER 30, 2000              DECEMBER 31, 1999
                                                                     ------------------              -----------------
                                                            NOTIONAL AMOUNT     FAIR VALUE     NOTIONAL AMOUNT     FAIR VALUE
                                                            ---------------     ----------     ---------------     ----------
Instruments:
Commitments to fund mortgages at agreed-upon rates ......     $181,378,356     $  3,816,526      $147,482,380     $  1,391,777
     Forward delivery commitments .......................      137,558,000         (550,231)       33,634,595         (379,248)
     Option contracts to buy securities .................       48,000,000          211,843        35,000,000          439,856

In the event that the Company does not deliver into the forward delivery commitments or exercise its option contracts, the instruments can be settled on a net basis. Net settlement entails paying or receiving cash based upon the change in market value of the existing instrument. All forward delivery commitments and option contracts to buy securities are to be contractually settled within nine months of the balance sheet date.

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

None

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

                             AMERICAN HOME MORTGAGE HOLDINGS, INC.
                             -------------------------------------

                                      (Registrant)



Date:    November 14, 2000                 By:       /s/ ROBERT E. BURKE
                                                -------------------------------
                                                        Robert E. Burke
                                                    Chief Financial Officer

Date:    November 14, 2000                 By:      /s/ RICHARD D. SILVER
                                                -------------------------------
                                                       Richard D. Silver
                                                           Controller

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.

                                    FORM 10-Q

                                  EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION
-----------             -----------

27.1                    Financial Data Schedule