Form 10-Q/A
period 2000-09-30
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2000-11-30
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.

                                   FORM 10-Q/A
                    For the Quarter Ended September 30, 2000

                                      INDEX


      PART I - FINANCIAL INFORMATION

            Item 1.    Condensed Financial Statements

                       Consolidated Balance Sheets

                       Consolidated Statements of Income

                       Consolidated Statements of Cash Flows

                       Notes to Consolidated Financial Statements


      SIGNATURES

PART I - FINANCIAL INFORMATION

The dollar amounts of TOTAL ASSETS and TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY, each as of September 30, 2000, have been revised to reflect a $7000 adjustment. No other provisions of the Form 10-Q for the fiscal quarter ended September 30, 2000 are amended hereby.

                                     ITEM 1.

                              FINANCIAL STATEMENTS

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       2000             1999
                                                                   ------------     ------------
                                                                    (Unaudited)
ASSETS

Cash and cash equivalents                                          $  3,374,539     $  3,414,017
Accounts receivable                                                  13,996,490        7,102,546
Mortgage loans held for sale, net                                   118,297,926       65,115,356
Mortgage loans held for investment, net                                 164,457          153,534
Real estate owned                                                       344,032          112,865
Mortgage servicing rights, net                                           33,356           34,470
Premises and equipment, net                                           6,253,301        3,419,693
Prepaid expenses and security deposits                                2,305,340        2,034,234
Goodwill                                                             12,849,783        4,497,537
                                                                   ------------     ------------

TOTAL ASSETS                                                       $157,619,224     $ 85,884,252
                                                                   ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Warehouse lines of credit                                    $113,412,232     $ 56,804,901
      Drafts payable                                                  1,972,626        3,313,686
      Accrued expenses and other                                     13,943,431        5,262,997
      Notes payable                                                   2,331,930        1,947,578
      Mortgage payable - building                                     1,298,640               --
      Deferred income tax liability                                     531,950          532,025
                                                                   ------------     ------------
                Total liabilities                                   133,490,809       67,861,187
                                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES                                                --               --

MINORITY INTEREST                                                       262,431           23,372

STOCKHOLDERS' EQUITY:
      Preferred stock $1.00 per share, 1,000,000 shares
           authorized, none issued and outstanding                           --               --
      Common stock, $.01 per share par value, 19,000,000
           shares authorized, 8,784,551 issued and outstanding           87,845           82,534
      Additional paid-in capital                                     19,517,810       17,249,390
      Retained earnings                                               4,260,329          667,769
                                                                   ------------     ------------
                Total stockholders' equity                           23,858,984       17,999,693
                                                                   ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY                                                       $157,619,224     $ 85,884,252
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

                                   SIGNATURES

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


                                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                                      -------------------------------------
                                                  (Registrant)


Dated:      November 30, 2000         By:   /s/  Robert E. Burke
                                            --------------------------------
                                            Robert E. Burke
                                            Chief Financial Officer



Dated:      November 30, 2000         By:   /s/  Richard D. Silver
                                            --------------------------------
                                            Richard D. Silver
                                            Controller