Form 10-K
period 2000-12-31
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2001-03-30
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (MARK ONE)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

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

                    520 BROADHOLLOW ROAD, MELVILLE, NY 11747
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (516) 949-3900
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ _ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of its Common Stock on March 23, 2001, on the NASDAQ National Market was $17,496,500.

     As of March 23, 2001, there were 9,002,251 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

ITEM 1.  BUSINESS............................................................. 3

ITEM 2.  PROPERTIES...........................................................10

ITEM 3.  LEGAL PROCEEDINGS....................................................10

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................10

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS..............................................................11

ITEM 6.  SELECTED FINANCIAL DATA (in thousands, except per share and operating data)......................................................11

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................13

ITEM 8.  FINANCIAL STATEMENTS.................................................21

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURES................................................21

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................21

ITEM 11. EXECUTIVE COMPENSATION...............................................21

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......21

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................21

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......21

SIGNATURES....................................................................23

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS....................................24

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

ITEM 1.  BUSINESS


     GENERAL

     American Home Mortgage Holdings, Inc. ("American Home" and, together with its subsidiaries, American Home Mortgage Corp. ("AHM") and Marina Mortgage Company, Inc. ("Marina"), the "Company") is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through its approximately 475 primarily commission-compensated loan originators. The Company operates from 53 loan offices in the New York metropolitan area and six other eastern states, and in California, Illinois, New Mexico and Arizona. The Company operates primarily as a mortgage banker, underwriting, funding and selling its loan products to more than 45 different buyers. In January of 1999, the Company began marketing its mortgage products over the Internet through its Internet site, MORTGAGESELECT.COM. Mortgage products are originated online through arrangements with a number of popular Web sites and through the Company's own Web site established in 1999.

     Since its founding in 1988, AHM has increased its origination volume through the expansion of its branch office network and the addition of sales personnel. The Company's loan originations totalled in excess of $3.0 billion in 2000. The Company has maintained its focus on residential purchase transactions rather than refinancing by concentrating its marketing, advertising and personnel resources on lending to home buyers rather than to home owners seeking to refinance their mortgage loans.

     On June 15, 1999, American Home was formed to serve as a holding company for AHM. In conjunction with the closing of the initial public offering of the common stock of American Home, all of the issued and outstanding shares of common stock of AHM were exchanged for 4,999,900 shares of American Home's common stock. On October 6, 1999, American Home completed its initial public offering of 2.5 million shares of common stock at a price of $6.00 per share.

     On December 30, 1999, American Home acquired Marina, a California mortgage banking corporation. Marina, now a wholly-owned subsidiary of American Home, is a full service retail mortgage lender. Marina originates and purchases mortgage loans for sale in the secondary mortgage market. It operates 13 branch offices in California and one in Arizona and employs approximately 226 full time employees, including 104 sales personnel. Marina is licensed, exempt or otherwise qualified to originate loans in 32 states. Its business included its Internet division, which serves as the Company's third Internet call center.

     On June 30, 2000, American Home acquired First Home, an Illinois corporation. First Home is an independent mortgage lender based in metropolitan Chicago. Formed in 1987, First Home originates primary residential mortgage loans. It operates branch offices in four states and employs approximately 272 full time employees, including sales personnel. The acquisitions of Marina, in 1999, and First Home, in 2000, represent an expansion of the Company's traditional east coast lending activities into the west and midwest geographic regions of the country.

     On October 31, 2000, the Company acquired from Roslyn National Mortgage Corporation ("RNMC") four RNMC branches (located in Columbia, Maryland, Vienna, Virginia, West Hartford, Connecticut and Patchogue, New York) (the "Roslyn Branches"), RNMC's mortgage application pipeline and certain fixed assets and to assume the real property leases of the Roslyn Branches. The Roslyn Branches have become part of the American Home branch network and have helped the Company to expand its originations in the mid-Atlantic region through both a retail and wholesale presence.

     The Company is currently licensed to conduct its business in all 50 states and the District of Columbia.

     RECENT DEVELOPMENTS

     On February 8, 2001, the Company entered into an asset purchase agreement with Commonwealth Bank, a subsidiary of Commonwealth Bancorp, Inc. ("Commonwealth"). Under the agreement, American Home will acquire the five loan production offices of Commonwealth's residential mortgage division, ComNet Mortgage Services ("ComNet"). The terms of the transaction include a nominal amount of cash for the purchase of ComNet's mortgage application pipeline, fixed assets and trademark, as well as the assumption of real property leases of the five acquired branch offices, which are located in Pennsylvania and Maryland. The acquisition of these branch offices will further expand the growing American Home branch network. The transaction is expected to close early in the second quarter of 2001, pending regulatory approvals and other normal closing conditions.

     OPERATIONS

     Lending to Home Buyers. The Company has focused on making loans to home buyers rather than to home owners seeking to refinance their mortgages. In 2000, 85.1% of the mortgage loans the Company originated were made to home buyers, compared to 14.9% which were made to home owners seeking refinancing.

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

     Underwriting Loans to the Standards of Investors who Buy the Company's Loans. The Company's underwriting process is designed to ensure that virtually every loan it originates is in a standardized form and can be sold to a third-party investor by conforming the loan to the underwriting and credit standards of that investor. Whenever possible, the Company uses "artificial intelligence" underwriting systems, including Fannie Mae's Desktop Underwriter(R), to ensure consistency with its investors' predetermined standards. These systems interface with its "enterprise" computer system. In addition, the Company has a series of internal and external quality control procedures in place to ensure compliance with its underwriting standards.

     Sales. The Company's loan originators are primarily compensated through sales commissions to encourage responsiveness to its customers. The Company's loan originators actively guide customers through the loan application process, keeping customers informed about rate changes and market conditions.

     BUSINESS DIVISIONS AND MARKETS

     The Company's business is organized into the following three divisions, each of which focuses on a distinct production channel of the residential loan market: the retail division, the Internet division and the wholesale division.

     The Retail Division

     In 2000, the Company's retail division accounted for approximately 75% of its origination volume. Prior to the acquisition of Marina, First Home and the Roslyn Branches, this division consisted of 14 offices in the eastern United States, including the Company's Melville, New York headquarters. With the addition of Marina, First Home and the Roslyn Branches, the Company expanded its retail base by an additional 35 offices located in the western and midwestern United States and four offices on the eastern seabord. The Company's retail division has six origination channels: community loan offices; direct-to-consumer advertising; realtor joint ventures; the Corporate Affinity Program; telemarketing; and the Real Estate Direct Program.

     Community Loan Offices. The Company's community loan offices serve the regions in which they operate, and obtain business by developing and nurturing a referral network of realtors, real estate attorneys, builders and accountants. They also facilitate the efficient processing and closing of a borrower's loan. Available services include pre-approval commitments based on Fannie Mae's Desktop Underwriter(R), flexible rate lock-in and extension policies and holding of escrows and other accommodations that help a borrower and facilitate a real estate transaction. The Company's community loan offices provide special services to builders, including issuing commitments to lend to buyers in their projects as their onsite resource for mortgage financing.

     In order to attract and retain experienced loan originators, the Company offers a high level of support that includes a broad product range, technical help desk support, flexible extension policies, expenditures on trade shows, educational seminars and other marketing initiatives and promotional materials.

     Direct to Consumer Advertising. The Company advertises its products in selected local and regional print media. Customer calls generated by advertising are handled by the Company's more experienced loan originators who use the Company's consultative sales approach.

     Joint Ventures. The Company uses joint ventures with mid-size real estate brokerage firms to expand distribution of its mortgage offerings. Typically, the Company and its partners each have a 50% interest in the venture. Each venture makes loans, retaining the application and processing fees, points and discounts earned in connection with the mortgages it originates. The venture then sells the mortgage loans to the Company, which in turn resells the loans to institutional buyers.

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

     The Internet Division

     The Company launched its Internet division, MortgageSelect.com, in January of 1999. In 2000, the Company's Internet division accounted for approximately 17% of its origination volume. MortgageSelect primarily reaches customers by serving as the mortgage provider for marketplaces of other destination Web sites on an exclusive or semi-exclusive basis. Destination Web sites include aggregators, specialty interest sites, and bank sites serviced under private label outsourcing agreements. Internet customers can apply online, lock-in interest rates, check their loan status, receive notification when a desired rate becomes available, use analytical tools and perform other functions, typically 24 hours a day, seven days a week.

     The Company, which currently has three full service call centers, has increased its call center capacity by transferring experienced managers and personnel from its traditional origination channels to its Internet division. The Company's experience is that having a number of smaller call centers allows it to best manage and motivate its sales representatives and create an atmosphere that is most conducive to its consultative sales approach.

     The Wholesale Division

     The Company has established relationships with more than 75 mortgage brokers. The Company's wholesale division actively solicits referrals of borrowers from this network of independent mortgage brokers.

     A mortgage broker deals directly with the borrower and submits the fully processed loan application to the Company for an underwriting determination. The Company applies its usual underwriting standards to each wholesale-originated mortgage, issues a written commitment and, upon satisfaction of all lending conditions, closes the mortgage. The Company offers mortgage brokers direct access to Fannie Mae's Desktop Underwriter(R), which enables them to give their clients immediate approvals. The Company also offers its entire product line, the ability to provide approval within 24 to 48 hours of receipt of a file, flexible lock-in and extension policies, personalized service, knowledgeable and experienced wholesale loan originators and support of mortgage broker industry events, such as trade shows and educational seminars to these mortgage brokers.

     THE COMPANY'S MORTGAGE PRODUCTS

     The Company offers a broad and competitive range of mortgage products that aim to meet the mortgage needs of all borrowers. Its product line includes Fannie Mae-eligible loans, jumbo loans, adjustable rate mortgages, FHA-insured and VA-guaranteed loans, alternate "A" loans, non-prime loans, home equity and second mortgage loans, construction loans and bridge loans. The Company provides its full product line through each of its three divisions.

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

     The following table summarizes information with respect to the most important categories of mortgage loans the Company originated for the year ended December 31, 2000:

                                 MORTGAGE LOAN ORIGINATION SUMMARY

                                                                                       % OF TOTAL
MORTGAGE TYPE                   NUMBER OF LOANS            DOLLAR VOLUME              DOLLAR VOLUME
-------------                YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,
                             -----------------------   -----------------------   -----------------------
                               2000        1999          2000        1999          2000        1999
                               ----        ----          ----        ----          -----       ----
                                                          (in millions)
Fannie Mae Eligible Fixed....  8,179       4,054      $1,420.8      $622.1         46.7%       46.1%
Jumbo Fixed..................    501         410         183.4       153.8          6.0        11.4
Adjustable Rate (ARMs).......  1,643         730         449.1       252.3         14.8        18.7
FHA/VA.......................  5,888       1,463         768.4       200.5         25.3        14.9
Alternate "A" Loans..........    351         220          69.5        43.6          2.3         3.2
Non-Prime Loans..............    662         488          64.0        51.2          2.1         3.8
Home Equity/Second...........  1,638         344          77.1        16.8          2.5         1.3
Construction Loans...........     11          16           6.0         6.3          0.2         0.5
Bridge Loans.................     50           7           4.3         1.8          0.1         0.1
                              ------       -----      --------    --------        ------      ------
       TOTAL................. 18,923       7,732      $3,042.6    $1,348.4        100.0%      100.0%
                              ======       =====      ========    ========        ======      ======

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

     Jumbo Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently, $275,000 for single-family, one-unit mortgage loans in the continental United States). The Company offers jumbo loans with creative financing features, such as the pledging of security portfolios. Its jumbo loan program is geared to the more financially sophisticated borrower.

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

     SALE OF LOANS AND SERVICING RIGHTS

     The Company's business strategy is to sell the loans it originates, typically within 45 days of origination, rather than hold them for investment. The Company sells its loans to Fannie Mae, large national banks, thrifts and smaller banks, securities dealers, real estate investment trusts and other institutional loan buyers. The Company also swaps loans with Fannie Mae for mortgage-backed securities, which it then sells.

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

     In 2000, the three institutional investors that bought the most loans from the Company were Fleet Mortgage Corp., Chase Manhattan Mortgage Corporation and Wells Fargo Funding which accounted for 24.5%, 20.4% and 14.7% of the Company's total loan sales, respectively.

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

     GOVERNMENT REGULATION

     The Company's business is subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities and government sponsored enterprises, including without limitation HUD, FHA, VA, Fannie Mae, Freddie Mac and Ginnie Mae. These rules and regulations impose obligations and restrictions on the Company's loan origination and credit activities, including without limitation the processing, underwriting, making, selling, securitizing and servicing of mortgage loans.

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

     The Company is subject to audits by the regulators in the states where it operates. To date, the audits have not found any material violations. In addition, the Company's "enterprise" computer application assists it in complying with government regulations by automatically selecting the requisite loan disclosure documents, calculating permissible fees and charges and assuring that products offered to a particular borrower meet the requirements of that borrower's state. The Company's legal compliance is reviewed as part of its quality control process, which is performed by an independent contractor with expertise in these matters.

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

     INFORMATION SYSTEMS

     The Company's enterprise system controls most aspects of the Company's operations, from the processing of a loan application through the closing of the loan and the sale of the loan to institutional investors. The system also performs checks and balances on many aspects of the Company's operations, and it supports the Company's marketing efforts. The Company's enterprise system functions on a wide area network that connects all of its branches in "real time." With its wide area network, a transaction at any one of its locations is committed centrally and is therefore immediately available to all personnel at all other locations. An important benefit of the enterprise system is that it aids the Company in controlling its business process. The system assures that the Company's underwriting policies are adhered to, that only loans that are fully approved are disbursed, and that the correct disclosures and loan documents are used based on a borrower's state and loan program. The Company's enterprise system also provides its management with operating reports and other key data.

     MORTGAGESELECT.COM has developed a proprietary Web site and supporting call center software through the efforts of its in- house computer programming staff.

     COMPETITION

     Mortgage banking on the Internet is highly competitive. A very large number of banks, non-bank mortgage lenders, and mortgage brokers offer mortgage loans. Many of these competing mortgage originators share a business strategy and capability similar to that of the Company and many of them are larger than the Company, with substantially more capital, and greater marketing and technical resources than the Company.

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

ITEM 2.  PROPERTIES

     The Company's current Executive and Administrative Offices are located at 520 Broadhollow Road, Melville, New York 11747, and consist of approximately 43,200 square feet. The lease covering these premises expires in January of 2003 and the annual rent is $823,176. The Company also maintains offices at 12 East 49th Street, New York, New York 10017, pursuant to a month-to-month lease. The Company plans to evacuate that property in July of 2001. The 49th Street premises consist of approximately 4,200 square feet and the monthly rent is $14,630. The Company also has a New York office located at 114 West 47th Street, 17th Floor, New York, New York 10036. These premises consist of approximately 7,000 square feet and the lease expires in December of 2006. The annual rent is $370,296.

     The Company leases an aggregate of 37 spaces for its regional operation center and lending offices in Arizona, California, Connecticut, Florida, Illinois, Maryland, New Mexico, New York and Virginia (including its New York, New York offices and Melville, New York headquarters). As of December 31, 2000, these facilities had an annual aggregate base rental of approximately $3.5 million, and ranged in size from 400 to 43,200 square feet with remaining lease terms ranging from one to eight years.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the NASDAQ National Market under the symbol AHMH and began trading on October 4, 1999. The following table sets forth the high, low and closing sales prices for the Company's common stock as by the NASDAQ National Market for the periods indicated.

                      1999                                     2000
                 ---------------      --------------------------------------------------------
                 4th Quarter *        1st Quarter   2nd Quarter    3rd Quarter   4th Quarter
High                 $7.375             $8.875         $6.375        $5.250        $5.375

Low                   5.375              6.000          4.563         4.375         3.875

End of period         6.625              6.375          4.563         5.250         4.750

* Commencing October 4, 1999

     As of March 23, 2001, the closing sales price of the Company's common stock, as reported on the NASDAQ National Market, was $7.00.

     Through December 31, 2000, the Company has not declared or paid any cash dividends on its common stock. However, the Company has declared its first cash dividend in the amount of $0.03 per share of common stock, which shall be payable on April 19, 2001 to shareholders of record as of April 5, 2001.

     As of March 23, 2001 the Company had 19 stockholders of record. The Company believes, based on the number of proxy statements and related materials requested in connection with its annual meeting of stockholders, that there are approximately 850 beneficial owners of its common stock.

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AND OPERATING
         DATA)

     The following selected financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the Company's consolidated financial statements, included elsewhere in this report, which have been audited by Deloitte & Touche LLP, the Company's independent auditors. The selected financial data as of December 31, 1996 have been derived from the Company's unaudited consolidated financial statements, which are not included in this report. These financial statements include all adjustments, consisting of normal recurring adjustments, which the Company considers necessary for a fair presentation of its financial position and results of operations for these periods. You should not assume that the results below indicate results that the Company will achieve in the future. The operating data are derived from unaudited financial information that the Company compiled.

     You should read the information below along with all the other financial information and analysis presented in this report, including the Company's financial statements and related notes, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                      YEAR ENDED DECEMBER 31,
                                                                         2000       1999        1998        1997       1996
                                                                         ----       -----       ----        ----       ----
STATEMENT OF INCOME DATA:
   Revenues
     Gain on sale of mortgage loans............................      $  52,731   $ 21,957     $18,981    $ 10,597     $ 6,360
     Interest income (expense), net............................          3,271      1,704         734         369         204
     Other.....................................................          2,278      1,201         502         356          21
                                                                     ---------   --------     -------    --------     -------
         Total revenues........................................         58,280     24,862      20,217      11,321       6,585
                                                                     ---------   --------     -------    --------     -------
   Expenses
     Salaries, commissions and benefits, net...................         27,894     11,611       9,430       5,317       3,459
     Occupancy and equipment...................................          5,584      2,429       1,654         909         501
     Marketing and promotion...................................          4,058      1,774       1,236         962         814
     Data processing and communications........................          2,826      1,133         952         612         337
     Provision for loss........................................            127         28         153         117          --
     Other.....................................................          7,625      2,550       1,543         946         830
                                                                     ---------   --------     -------    --------     -------
         Total expenses........................................         48,114     19,525      14,968       8,862       5,941
                                                                     ---------   --------     -------    --------     -------
   Income before income taxes and minority interest                     10,166      5,337       5,249       2,459         644
         Income taxes(1).......................................          4,267      1,441         328         140          38
         Minority interest.....................................            508         35          51          --          --
                                                                     ---------   --------     -------    --------     -------
                  Net income (loss)............................       $  5,391   $  3,861     $ 4,870     $ 2,319       $ 606
                                                                     =========   ========     =======    ========     =======
   Net income per share:
     Basic.....................................................       $   0.63   $   0.69     $  0.97     $  0.46       $0.12
     Diluted...................................................       $   0.63   $   0.69     $  0.97     $  0.46       $0.12
   Weighted average number of shares outstanding:
     Basic.....................................................          8,580      5,595       5,000       5,000       5,000
     Diluted...................................................          8,580      5,603       5,000       5,000       5,000
BALANCE SHEET DATA:
     Cash and cash equivalents.................................         $6,005   $  3,414     $ 2,892     $ 2,058     $ 1,226
     Mortgage loans held for sale, net.........................        143,967     65,115      34,667      24,676       9,167
     Total assets..............................................        183,532     85,884      42,392      28,914      11,487
     Warehouse lines of credit.................................        130,484     56,805      34,070      24,454       9,076
     Other liabilities.........................................         25,855     11,056       2,298       1,886         881
     Total stockholder's equity................................       $ 26,612   $ 18,000     $ 5,924     $ 2,574     $ 1,530
OPERATING DATA:
     Total mortgage originations (in millions)                        $  3,043   $  1,348     $ 1,158     $   724     $   544
         Home purchases........................................       $  2,590   $    978     $   749     $   562     $   383
         Refinancings..........................................       $    452   $    370     $   409     $   162     $   161
     Number of loans originated................................         18,923      7,732       6,543       4,361       2,915
     Loan originators at period end............................            475        220          76          71          40
     Number of branches at period end..........................             53         28          12           8           7

 (1)     Prior to September 29, 1999, the Company elected to be treated as an S corporation for federal and state income tax purposes. Prior to the Company's election to be treated as an S corporation, all federal taxes were taxable to and paid by the
     Corporation's sole shareholder. Income taxes for the years ended December 31, 1998, 1997, and 1996 reflect state income taxes only.

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

     The Company is a leading independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through its 475 primarily commission-compensated loan originators. The Company operates from 53 loan offices in 12 states, with most offices located in California, New York and Illinois. The Company operates primarily as a mortgage banker, underwriting, funding and selling its loan products to more than 45 different buyers. In January of 1999, the Company began marketing its mortgage products over the Internet through its Internet site, MORTGAGESELECT.COM. Mortgage products are originated online through arrangements with a number of popular Web sites and through the Company's own Web site, established in 1999.

     As a mortgage bank, the Company generates revenues through the origination and subsequent resale of funded loans. These revenues are made up of net gain on sale and interest income. Net gain on sale consists of the net gain on the sale of mortgage loans and mortgage servicing rights, which are sold generally within 45 days of origination. This net gain is recognized based on the difference between the combined selling price of the loan and its related servicing rights, and the carrying value of the mortgage loans and servicing rights sold. Net gain on sale also includes loan-related fees consisting of application, documentation, commitment and processing fees paid by borrowers. Net interest income consists of the difference between interest received by the Company on its mortgage loans held for sale and interest paid by it under its credit facilities.

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

     Seasonality affects the mortgage industry as loan originations are typically at their lowest levels during the first and fourth quarters due to a reduced level of home buying activity during the winter months. Loan originations generally increase during the warmer months, beginning in March and continuing through October. As a result, the Company may experience higher earnings in its second and third quarters and lower earnings in the first and fourth quarters.

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

     On December 30, 1999, the Company acquired Marina, a residential mortgage lender headquartered in Irvine, California, with offices in California and Arizona. The Company agreed to issue 753,420 shares of its common stock in exchange for the 34,600 outstanding shares of Marina common stock and to pay $2.5 million in cash over five years. The Company issued 201,043 shares on October 15, 2000 to the prior Marina shareholders in accordance with the first earnout provision of the merger agreement and the prior shareholders may receive additional consideration over the next four years based on two additional earnout provisions which are primarily based on derived earnings formulas. The Company accounted for this transaction as a purchase transaction and generated goodwill of approximately $4.5 million, which will be amortized over 20 years. The results of operations for Marina were not included in the Company's consolidated financial statements as of December 31, 1999.

     On June 30, 2000, American Home acquired First Home, an Illinois corporation, which was merged with and into AHM, a wholly-owned subsidiary of the Company. The shareholders of First Home will receive an aggregate of 489,760 shares of American Home's common stock and $3.6 million over a period of two years. In addition, the shareholders of First Home may receive additional consideration consisting of cash and shares of common stock of the Company based on the future results of the financial performance of the First Home division of the Company (please see the Company's report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2000 for further information). First Home is a full service retail lender based in metropolitan Chicago. First Home originates and purchases mortgage loans for sale in the secondary mortgage market. It operates 24 branch offices in three states.

     On October 31, 2000, American Home acquired the Roslyn Branches for $509,478 and the assumption of certain liabilities, including the assumption of the real property leases for the four acquired branch offices. These branch offices are located in Maryland, Virginia, Connecticut and New York and are full service retail lending offices.

     On February 8, 2001, the Company entered into an asset purchase agreement with Commonwealth. Under the agreement, the Company will acquire the five loan production offices of ComNet. The terms of the transaction include a nominal amount of cash for the purchase of ComNet's mortgage application pipeline, fixed assets and trademark, as well as the assumption of real property leases of the five acquired branch offices, which are located in Pennsylvania and Maryland. The transaction is expected to close early in the second quarter of 2001, pending regulatory approvals and other normal closing conditions.

     The Company may, from time to time, engage in other acquisitions. Any acquisition made by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to goodwill and other intangible assets. The Company also may experience difficulties in integrating the operations, services, products and personnel of acquired companies or the diversion of management's attention from ongoing business operations. The Company currently has no formal agreements with regard to any potential acquisitions other than with Commonwealth, and there can be no assurance that Commonwealth or future transactions, if any, will be consummated.
                                      -14-

     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, information derived from the Company's statement of operations expressed as a percentage of total revenues. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                       YEAR ENDED DECEMBER 31,
                                                    2000        1999       1998
                                                    ----        ----       ----
RESULTS OF OPERATIONS:
     Gain on sale of mortgage loans............     90.5%       88.3%      93.9%
     Net interest income.......................      5.6         6.9        3.6
     Other.....................................      3.9         4.8        2.5
                                                   -----       -----      ------
         Total revenues........................    100.0       100.0      100.0
                                                   -----       -----      ------
     Salaries, commissions and benefits, net...     47.9        46.7       46.6
     Occupancy and equipment...................      9.6         9.8        8.2
     Marketing and promotion...................      7.0         7.1        6.1
     Data processing and communications........      4.8         4.6        4.7
     Provision for loss........................      0.2         0.1        0.8
     Other.....................................     13.1        10.3        7.6
                                                   -----       -----      ------
         Total expenses........................     82.6        78.6       74.0
                                                   -----       -----      ------
Net income before taxes and minority interest..     17.4        21.4       26.0

                  Income taxes.................      7.3         5.8        1.6
                  Minority interest............      0.8         0.1        0.3
                                                   -----       ------     ------
                  Net income as reported.......      9.3%       15.5%      24.1%
                                                   =====       ======     ======

     YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Total Revenues. The Company's total revenues for the year ended December 31, 2000, compared to year ended December 31, 1999, increased to $58.3 million from $24.9 million in 1999, an increase of $33.4 million, or 134.4%, primarily as a result of strong origination growth and the subsequent sale of loans and a generally favorable interest rate environment. Loan sales increased to $2.7 billion in 2000 from $1.3 billion in 1999 (which amounts include $272.8 million and $64.6 million of originations in which the Company acted as broker, respectively).

     Net gain on the sale of mortgage loans increased to $52.8 million in 2000 from $22.0 million in 1999, an increase of $30.8 million, or 140.2%. The increase was generally a result of an increase in loan volume, due in large part to the Marina and First Home acquisitions and increased Internet-generated loan closings.

     Net interest income increased to $3.3 million in 2000 from $1.7 million in 1999, an increase of $1.6 million or 92.0%. The improvement resulted from increased loan originations and from more efficient cash management, including the implementation of sweep accounts, which use existing cash balances overnight to reduce outstanding borrowings.

     Other income increased to $2.3 million in 2000 from $1.2 million in 1999, an increase of $1.1 million, or 89.6%. The increase was due primarily to volume incentive bonuses from various investors. These bonuses represent payments received by the Company when it meets certain volume targets specified in its various agreements with loan purchasers. The Company accrues volume incentive income when targets are reached.

     Salaries, Commissions and Benefits. Salaries, commissions and benefits increased to $27.9 million in 2000 from $11.6 million in 1999, an increase of $16.3 million, or 140.2%. The increase was largely due to the inclusion of expenses of Marina, First Home and the Roslyn Branches following the acquisitions and increased staffing levels related to our MORTGAGESELECT.COM Internet Web site. As of December 31, 2000, the Company employed 1,006 people compared to 543 people at December 31, 1999.

     Occupancy and Equipment Expenses. Occupancy and equipment expenses increased to $5.6 million in 2000 from $2.4 million in 1999, an increase of $3.2 million, or 129.9%. The increase in costs is reflective of the acquisitions of Marina, First Home and the Roslyn Branches, the opening of new community loan offices and Internet call centers and greater depreciation charges as a result of the Company's increased investments in computer networking.

     Marketing and Promotion Expenses. Marketing and promotion expenses increased to $4.1 million in 2000 from $1.8 million in 1999, an increase of $2.3, or 128.7%. Increased advertising expenses in support of retail operations and our MORTGAGESELECT.COM Internet Web site accounted for the increase.

     Data Processing and Communications. Data processing and communication costs increased to $2.8 million in 2000 from $1.1 million in 1999, an increase of $1.7 million, or 149.4%. The increase was a result of the acquisitions of Marina, First Home and the Roslyn Branches, the growth in our MORTGAGESELECT.COM Internet Web site and the opening of new office locations.

     Other Expenses. Other expenses increased to $7.6 million in 2000 from $2.5 million in 1999, an increase of $5.1 million or 199.1%. These expenses, which consist generally of office supplies, travel, professional fees and insurance, have increased as a result of the growth in our MORTGAGESELECT.COM Internet Web site, the acquisitions of Marina, First Home and the Roslyn Branches, new office openings and higher employment levels.

     Income Taxes. Income taxes increased to $4.3 million in 2000 from $1.4 million. in 1999, an increase of $2.8 million or 196.1%. The increase was primarily due to increased revenue and a change in the tax status of AHM. Prior to September 29, 1999, AHM elected to be treated as an S corporation. Income taxes for 1999 also include a non-cash, non-recurring tax expense of $625,000 resulting from this change.

     Net Income. Net income increased to $5.4 million in 2000 from $3.9 million in 1999, an increase of $1.5 million, or 39.6%. The increase was generally a result of an increase in loan volume, due in large part to the Marina and First Home acquisitions and increased Internet-generated loan closings.

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

     Income Taxes. Income taxes increased to $1.4 million in 1999 from $328,000 in 1998, an increase of $1,072,000, or 339%. The increase was primarily due to a change in the tax status of AHM. Prior to September 29, 1999, AHM elected to be treated as an S corporation. This increase in tax also includes a non-cash, non-recurring tax expense of $625,000 resulting from this change.

     Net Income. Net income decreased to $3.9 million in 1999 from $4.9 million in 1998, a decrease of $1.0 million, or 20.7%. The decrease in net income was primarily the result of the Company's change in tax status.

     LIQUIDITY AND CAPITAL RESOURCES

     To originate a mortgage loan, the Company draws against a syndicated warehouse facility that its subsidiaries, AHM and Marina, have entered into, with a group of banks and financial institutions agented by First Union National Bank ("First Union"), a committed facility with Morgan Stanley Dean Witter Mortgage Capital, Inc. ("Morgan Stanley") and a pre-purchase facility with UBS Paine Webber ("Paine Webber"). The First Union warehouse facility is for $115 million, the Morgan Stanley facility is for $75 million and the Paine Webber facility is for $80 million. These facilities are secured by the mortgages owned by the Company, and by certain of its other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of the Company's liabilities to its tangible net worth. At March 23, 2001, the outstanding balance under the warehouse facility was $218 million, the outstanding balance in drafts payable was $10 million and the maximum amount available for additional borrowings was $52 million.

     The documents governing the Company's First Union warehouse facility contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require the Company to maintain a minimum ratio of total liabilities to tangible net worth and maintain a minimum level of tangible net worth, liquidity, stockholder's equity and leverage ratios, as well as to comply with applicable regulatory and investor requirements. The facility also contains covenants limiting the ability of the Company's subsidiaries to:

        o  transfer or sell assets;

        o  create liens on the collateral;

        o  incur additional indebtedness,

without obtaining the prior consent of First Union, which consent may not be unreasonably withheld. These limits on the subsidiaries may in turn restrict American Home's ability, as the holding company, to pay cash or stock dividends on its stock.

     In addition, under the Company's warehouse facility, First Union will not continue to finance a mortgage loan that it holds if:

        o the loan is rejected as "unsatisfactory for purchase" by the ultimate investor and has exceeded its permissible 120-day warehouse period;

        o the Company fails to deliver the applicable mortgage note or other documents evidencing the loan within the requisite time period;

        o the underlying property that secures the loan has sustained a casualty loss in excess of 5% of its appraised value; or

        o the loan ceases to be an eligible loan (as determined pursuant to the warehousing agreement).

     In addition to the First Union, Morgan Stanley and Paine Webber warehouse facilities, the Company has purchase and sale agreements with Fannie Mae and UBS Warburg Real Estate Securities, Inc. Pursuant to these arrangements, the Company obtains commitments from the ultimate buyer, which may be a bank, a pension fund or an investment bank, to purchase its loans. These loans are then sold together with the commitment from the ultimate buyer to one of the two institutions above, who subsequently take responsibility for consummating the final transaction. These agreements allow the Company to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facility. The combined capacity available under the Company's purchase and sale agreements is $317 million. Amounts sold and being held under these agreements at December 31, 2000 and December 31, 1999 were $259 million and $117 million, respectively. Amounts so held under these agreements at March 23, 2001 were $216 million. The maximum combined amount available for additional borrowings was $101 million under the Company's purchase and sale agreements. These agreements are not committed facilities and may be terminated at the discretion of the counterparties.

     The Company makes certain representations and warranties under the purchase and sale agreements regarding, among other things, the loans' compliance with laws and regulations, their conformity with the ultimate investor's underwriting standards and the accuracy of information. In the event of a breach of these representations or warranties or in the event of an early payment default, the Company may be required to repurchase the loans and indemnify the investor for damages caused by that breach. The Company has implemented strict procedures to ensure quality control and conformity to underwriting standards, and minimize the risk of being required to repurchase loans. In addition, an outside firm performs quality control tests for it. Please see "Business--Quality Control." To date, the Company has been required to repurchase fewer than 60 of the loans it has sold.

     As of December 31, 2000, the Company's warehouse facility borrowings were $130.5 million and its outstanding drafts payable were $8.3 million compared to $56.8 million in borrowings and $3.3 million in drafts payable as of December 31, 1999. At December 31, 2000, its loans held for sale were $144.0 million compared to $65.1 million at December 31, 1999.

     Cash and cash equivalents increased to $6.0 million at December 31, 2000 from $3.4 million at December 31, 1999.

     The Company's primary uses of cash and cash equivalents during the year ended December 31, 2000 were as follows:

        o $5.3 million decrease in accounts payable, net of assumed liabilities;

        o  $4.5 million net increase in mortgage loans held for sale;

        o $2.1 million to purchase furniture and office and computer equipment for new branch offices;

        o  $1.9 million to fund the acquisition of First Home; and

        o  $0.9 million increase in accounts receivable.

     Cash and cash equivalents increased to $3.4 million at December 31, 1999 from $2.9 million at December 31, 1998.

     The Company's primary uses of cash and cash equivalents during 1999 were as follows:

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

     INFLATION

     For the period 1996 to 2000, inflation has been relatively low and the Company believes that inflation has not had a material effect on its results of operations. To the extent inflation increases in the future, interest rates will also likely rise, which would impact the number of loans the Company originates. This impact would adversely affect the Company's future results of operations.

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

     Although the Company generally sells its loans within 45 days after funding, there may be unexpected delays that could increase its interest rate exposure. Even though the Company uses hedging and other strategies to minimize its exposure to interest rate risks, no hedging or other strategy can completely protect it. Moreover, hedging strategies involve transaction and other costs. The Company cannot ensure that its hedging strategy and the hedges that it makes will adequately offset the risk of interest rate volatility or that its hedges will not result in losses.

     The Company performs daily analysis to determine its risk exposures under various interest rate scenarios and manages these risks through a combination of forward sales of mortgage-backed securities and options on treasury futures. All derivatives are obtained for hedging (or other than trading) purposes, and management evaluates the effectiveness of the hedges on an on-going basis.

     The following tables summarize the Company's interest rate sensitive instruments:

                                                                           DECEMBER 31, 2000              DECEMBER 31, 1999
                                                                           -----------------              -----------------
                                                                     NOTIONAL AMOUNT   FAIR VALUE   NOTIONAL AMOUNT  FAIR VALUE
                                                                     ---------------   ----------   ---------------  ----------
Instruments:
Commitments to fund mortgages at agreed-upon rates.............         $241,926,529   $7,453,609    $147,482,380    $1,391,777
     Forward delivery commitments..............................          224,172,000   (3,738,524)     33,634,595      (379,248)
     Option contracts to buy securities........................           10,000,000      167,150      35,000,000       439,856

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

     NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") in June of 1998 and No. 138 "Accounting for Certain

Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS 138") in June of 2000.

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

     As part of the Company's secondary marketing activities, mortgage-backed securities are purchased and sold forward and options are acquired on mortgage and treasury securities. At December 31, 2000, forward delivery commitments amounted to approximately $224 million and options to buy securities amounted to approximately $10 million. These contracts have a high correlation to the price movement of the loans being hedged. There is currently no recognition of unrealized gains or losses on these contracts in the balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of mortgage loans.

     On January 1, 2001, the Company adopted SFAS 133. The recognition of the fair value of all freestanding derivative instruments resulted in recording an asset in the amount of $7.5 million and a liability in the amount of $3.7 million. Together these two accounts will be adjusted for activities during the first quarter of 2001 and will be reflected in the Company's consolidated financial statements for period ending March 31, 2001. The transition adjustment for the Company's derivatives resulted in an after tax gain of $2.1 million and was recognized as a cumulative-effect-type adjustment to net income, effective January 1, 2001.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities" ("SFAS 140") in September of 2000. SFAS 140 is a replacement of Statement of Financial Accounting Standards No. 125 ("SFAS 125"), revising the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. However, SFAS 140 carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001, however, the disclosure requirements are effective for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS 140 is not expected to have a material impact on the results of operations or the financial position of the Company.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required to be included in this Item 7A regarding Quantitative and Qualitative Disclosures about Market Risk is incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management" and Note 12, "Commitments and Contingencies", Note 17, "Fair Value of Financial Instruments" and Note 18, "Newly Issued Accounting Standards", in the Notes to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The information required by this Item 8 is incorporated by reference to American Home Mortgage Holdings, Inc.'s Consolidated Financial Statements and Independent Auditors' Report included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10-K. Information regarding directors of the Company will appear under the caption "Election of Directors" in the Proxy Statement for the Annual Meeting of Stockholders expected to be held on May 4, 2001, and is incorporated herein by reference. Information regarding executive officers of the Company will appear under the caption "Executive Officers" in the Proxy Statement and is incorporated herein by this reference.

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

     1. Financial Statements

     The financial statements listed in the accompanying List of Financial Statements covered by the Independent Auditors Report.

     2. Financial Statement Schedules

     None.

     3. Exhibits

     The information called for by this paragraph is contained in the Index to Exhibits of this Report, which is incorporated herein by reference.

(b)  Reports on Form 8-K.

     During the quarter ended December 31, 2000, the Company did not file any Reports on Form 8-K with the Securities Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, American Home Mortgage Holdings, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2001.

                                     AMERICAN HOME MORTGAGE HOLDINGS, INC.



                                     By:  /s/ Michael Strauss
                                     ------------------------
                                     Name:  Michael Strauss
                                     Title:  President & Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                      Title                      Date


                             Chairman of the Board, President &
/s/ Michael Strauss          Chief Executive Officer              March 30, 2001
----------------------------
Michael Strauss

/s/  Robert E.  Burke        Chief Financial Officer              March 30, 2001
----------------------------
Robert E.  Burke

/s/  Richard Silver          Controller                           March 30, 2001
----------------------------
Richard Silver

/s/  Joseph P.  Bryant       Director                             March 30, 2001
----------------------------
Joseph P.  Bryant

/s/  John A.  Johnston       Director                             March 30, 2001
----------------------------
John A.  Johnston

/s/  C.  Cathleen Raffaeli   Director                             March 30, 2001
----------------------------
C.  Cathleen Raffaeli

/s/  Leonard Schoen, Jr.     Director                             March 30, 2001
----------------------------
Leonard Schoen, Jr.

/s/  Kenneth Slosser         Director                             March 30, 2001
----------------------------
Kenneth Slosser

                         INDEX TO FINANCIAL STATEMENTS


AMERICAN HOME MORTGAGE HOLDINGS, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                                 1

CONSOLIDATED FINANCIAL STATEMENTS AS OF
  DECEMBER 31, 2000, AND 1999 AND FOR EACH OF THE
  THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2000:

  Consolidated Balance Sheets as of December 31, 2000 and 1999               2

  Consolidated Statements of Income for the Years Ended
   December 31, 2000, 1999 and 1998                                          3

  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 2000, 1999 and 1998                                          4

  Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998                                         5-6

  Notes to Consolidated Financial Statements                               7-25

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Home Mortgage Holdings, Inc.

We have audited the accompanying consolidated balance sheets of American Home Mortgage Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Home Mortgage Holdings, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



March 23, 2001

AMERICAN HOME MORTGAGE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999

                                                                     2000                         1999
ASSETS
Cash and cash equivalents                                        $   6,005,392                 $  3,414,017
Accounts receivable                                                  8,982,453                    7,102,546
Mortgage loans held for sale- net                                  143,967,142                   65,115,356
Mortgage loans held for investment - net                               260,243                      153,534
Real estate owned                                                      355,817                      112,865
Mortgage servicing rights - net                                         37,014                       34,470
Premises and equipment - net                                         7,152,454                    3,419,693
Prepaid expenses and security deposits                               1,835,279                    2,034,234
Goodwill                                                            14,936,582                    4,497,537
                                                                   -----------                   ----------
TOTAL ASSETS                                                     $ 183,532,376                 $ 85,884,252
                                                                 ==============                ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

  Warehouse lines of credit                                      $ 130,483,671                 $ 56,804,901
  Drafts payable                                                     8,349,482                    3,313,686
  Accrued expenses and other liabilities                             9,065,255                    4,416,534
  Notes payable                                                      3,972,281                    1,947,578
  Income taxes payable:
    Current                                                          2,358,254                      846,463
    Deferred                                                         2,110,150                      532,025
                                                                   -----------                   ----------

           Total liabilities                                       156,339,093                   67,861,187
                                                                  ------------                   ----------

COMMITMENTS AND CONTINGENCIES (Note 12)                                      -                            -

MINORITY INTEREST                                                      581,418                       23,372

STOCKHOLDERS' EQUITY:
  Preferred stock $1.00 per share, 1,000,000 shares
    authorized, none issued and outstanding                                  -                            -
  Common stock, $.01 per share par value, 19,000,000
    shares authorized, 8,985,584 and 8,286,747 shares
    issued and outstanding in 2000 and 1999, respectively               89,855                       82,534
  Additional paid-in capital                                        20,462,791                   17,249,390
  Retained earnings                                                  6,059,219                      667,769
                                                                    ----------                   ----------

           Total stockholders' equity                               26,611,865                   17,999,693
                                                                    ----------                   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 183,532,376                 $ 85,884,252
                                                                 =============                 ============

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                           2000                      1999                         1998
REVENUES:
  Gain on sales of mortgage loans                      $ 52,730,668              $ 21,957,076                 $18,980,534
  Interest income - net                                   3,271,064                 1,703,498                     734,179
  Other                                                   2,278,321                 1,201,436                     502,223
                                                         ----------                ----------                  ----------

           Total revenues                                58,280,053                24,862,010                  20,216,936
                                                         ----------                ----------                  ----------

EXPENSES:
  Salaries, commissions and benefits - net               27,893,827                11,611,275                   9,430,382
  Occupancy and equipment                                 5,583,648                 2,428,870                   1,653,709
  Marketing and promotion                                 4,058,105                 1,774,169                   1,236,461
  Data processing and communications                      2,825,895                 1,132,970                     951,508
  Provision for loss                                        127,000                    27,967                     152,955
  Other                                                   7,625,057                 2,549,636                   1,542,997
                                                         ----------                ----------                  ----------

           Total expenses                                48,113,532                19,524,887                  14,968,012
                                                         ----------                ----------                  ----------

INCOME BEFORE INCOME TAXES AND
  MINORITY INTEREST                                      10,166,521                 5,337,123                   5,248,924

INCOME TAXES                                              4,266,727                 1,441,125                     328,209
                                                         ----------                ----------                  ----------

INCOME BEFORE MINORITY INTEREST                           5,899,794                 3,895,998                   4,920,715

MINORITY INTEREST IN INCOME OF
  CONSOLIDATED JOINT VENTURES                               508,344                    35,112                      50,760
                                                         ----------                ----------                  ----------

NET INCOME                                             $  5,391,450               $ 3,860,886                 $ 4,869,955
                                                       ============               ===========                 ===========

Earnings per share - basic                                   $ 0.63                    $ 0.69                      $ 0.97
Earnings per share - diluted                                 $ 0.63                    $ 0.69                      $ 0.97

Weighted average number of shares - basic                 8,579,859                 5,595,251                   4,999,900
Weighted average number of shares - diluted               8,579,859                 5,602,587                   4,999,900

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                          ADDITIONAL
                                                        COMMON              PAID-IN            RETAINED                 TOTAL
                                                        STOCK               CAPITAL            EARNINGS                EQUITY

BALANCE, JANUARY 1, 1998                              $ 50,000            $ 267,600         $ 2,255,947             $ 2,573,547
  Net income                                                 -                    -           4,869,955               4,869,955
  Distributions                                              -                    -          (1,519,395)             (1,519,395)
                                                      --------            --------          -----------             -----------

BALANCE, DECEMBER 31, 1998                              50,000              267,600           5,606,507               5,924,107

  Net income                                                 -                    -           3,860,886               3,860,886
  Distributions                                              -                    -            (994,013)               (994,013)
  S corporation distribution note                            -                    -          (7,805,611)             (7,805,611)
  Issuance of common stock,
     initial public offering - net                      25,000           12,139,180                   -              12,164,180
  Issuance of common stock,
    purchase of Marina Mortgage Co., Inc.                7,534            4,842,610                   -               4,850,144
                                                      --------            --------          -----------             -----------

BALANCE, DECEMBER 31, 1999                              82,534           17,249,390             667,769              17,999,693

  Net income                                                 -                    -           5,391,450               5,391,450
  Issuance of common stock,
    purchase of First Home Mortgage Corp                 4,898            2,206,462                   -               2,211,360
  Issuance of common stock,
    purchase of Marina Mortgage Co., Inc.                2,010              968,019                   -                 970,029
  Issuance of common stock,
    Omnibus Stock Plan                                     333                    -                   -                     333
  Issuance of common stock,
    purchase of Coastline                                   80               38,920                   -                  39,000
                                                      --------            --------          -----------             -----------

BALANCE, DECEMBER 31, 2000                            $ 89,855         $ 20,462,791         $ 6,059,219            $ 26,611,865
                                                      ========         ============         ===========            ============


See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                               2000                          1999                          1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $     5,391,450               $     3,860,886              $     4,869,955
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
  Gain on equity securities                                          -                             -                      (76,088)
  Depreciation and amortization                              1,562,334                       378,282                      284,304
  Provision for loss                                           127,000                        27,967                      152,955
  Origination of mortgage loans held for sale           (2,769,766,933)               (1,283,174,874)              (1,141,240,923)
  Proceeds on sale of mortgage loans                     2,694,153,009                 1,265,275,964                1,131,144,305
  Proceeds on sale of equity securities, trading                     -                             -                      176,088
  Purchases of equity securities, trading                            -                             -                     (100,000)
  Issuance of restricted stock                                     333                             -                            -
  Increase in income taxes payable:
    Current                                                  1,511,791                       846,463                            -
    Deferred                                                 1,578,125                       532,025                            -
  (Increase) decrease in operating assets:

    Accounts receivable                                       (893,109)                   (4,007,135)                  (1,909,944)
    Mortgage servicing rights                                   (7,000)                       (1,000)                     (13,581)
    Prepaid expenses and security deposits                   1,167,511                    (1,194,400)                     (20,385)
Increase (decrease) in operating liabilities:

    Accrued expenses and other liabilities                  (5,345,612)                      (89,800)                     413,293
                                                       ---------------               ---------------                -------------

           Net cash used in operating activities           (70,521,101)                  (17,545,622)                  (6,320,021)
                                                       ---------------               ---------------                -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of real estate owned - net                  (242,952)                            -                      186,000
  Net sales (purchases) of loans held for investment           728,342                       (64,634)                     (10,083)
  Acquisition of Marina Mortgage Co., Inc.                                                  (329,844)                           -
  Acquisition of First Home Mortgage Corp., net             (1,872,376)                            -                            -
  Acquisition of Roslyn Mortgage Lending                      (200,000)                            -                            -
  Purchases of premises and equipment - net                 (2,057,712)                   (1,352,171)                  (1,169,222)
  Increase (decrease) in minority interest                     558,046                       (77,388)                      50,760
                                                       ---------------               ---------------                -------------

           Net cash used in investing activities            (3,086,652)                   (1,824,037)                    (942,545)
                                                       ---------------               ---------------                -------------

                                                                       CONTINUED

AMERICAN HOME MORTGAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                2000                          1999                          1998
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in warehouse lines of credit                    $ 71,030,144                  $ 11,266,343                   $ 9,615,855
  Increase in drafts payable                                  4,933,072                     3,313,686                             -
  Increase in notes payable                                     235,912                     1,947,578                             -
  S Corporation distributions                                         -                    (8,799,624)                   (1,519,395
  Proceeds from issuance of capital stock                             -                    12,164,180                             -
                                                           ------------                  ------------                   -----------

           Net cash provided by financing activities         76,199,128                    19,892,163                     8,096,460
                                                           ------------                  ------------                   -----------

NET INCREASE IN CASH                                          2,591,375                       522,504                       833,894

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                  3,414,017                     2,891,513                     2,057,619
                                                           ------------                  ------------                   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                     $  6,005,392                  $  3,414,017                   $ 2,891,513
                                                           ============                  ============                   ===========

SUPPLEMENTAL DISCLOSURE - Cash paid for:

  Interest                                                 $  6,533,695                  $  2,121,589                   $ 1,674,266
  Taxes                                                       1,176,811                       536,607                       180,299

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

  On October 15, 2000, the Company issued 201,043 shares of common stock as additional consideration for the purchase of Marina Mortgage Co, Inc.

  On August 31, 2000, the Company issued 8,000 shares of common stock for the purchase of Coastline .

  On June 30, 2000, the Company issued 489,804 shares of common stock in exchange for 100% of the outstanding shares of First Home Mortgage Corp.

  On December 30, 1999, the Company issued 753,413 shares of common stock in exchange for 100% of the outstanding shares of Marina Mortgage Co., Inc.

  The Company purchased the all of the stock of First Home Mortage Corp. and Marina Mortgage Co., Inc during 2000 and 1999, respectively. In conjuction with the acquistions, liabilities were assumed as follows:

                                                                2000                          1999
Fair value of assets acquired                              $ 18,518,210                  $ 20,346,988
  Stock issued                                                2,211,360                     4,850,145
  Cash paid                                                   3,075,000                             -
                                                           ------------                  ------------
    Liabilities assumed                                    $ 13,231,850                  $ 15,496,843
                                                           ============                  ============

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     OWNERSHIP - American Home Mortgage Holdings, Inc. is a holding company whose principal assets are its investments in its wholly-owned subsidiaries, American Home Mortgage Corp. ("American Home Mortgage") and Marina Mortgage Company, Inc. ("Marina") (collectively referred to herein as "the Company"). On June 15, 1999, American Home Mortgage Holdings, Inc. was formed. On September 29, 1999, Michael Strauss exchanged his shares of American Home Mortgage Corp. for 4,999,900 shares of common stock of American Home Mortgage Holdings, Inc. American Home Mortgage is a residential mortgage lender headquartered in New York with offices in metropolitan New York and five other eastern states. The Company operates solely in the residential lending operating segment.

     On October 6, 1999, the Company completed its initial public offering of
     2.5 million shares of common stock, $0.01 par value (the "Common Stock"), at a price of $6.00 per share. The net proceeds from the initial public offering, after deducting the distribution under the S Corporation Note dated September 28, 1999 and underwriting discounts and expenses in connection with the issuance of the Common Stock, approximated $4.7 million.

     On December 30, 1999, the Company acquired Marina, a residential mortgage lender headquartered in Irvine, California, with offices in California and Arizona. The Company issued 753,413 shares of its common stock in exchange for the 34,600 outstanding shares of Marina common stock and will pay $2.5 million in cash over five years (see Note 20). The Company's December 31, 1999 balance sheet reflects the following in connection with the merger: the establishment of goodwill of approximately $4.5 million to be amortized over 20 years and the establishment of a note payable to the former shareholders of Marina of approximately $1.9 million.

     On June 30, 2000, the Company acquired First Home Mortgage Corp. ("First Home"), a residential mortgage lender headquartered in Illinois, which was immediately merged into American Home Mortgage. The Company issued 489,804 shares of common stock and will pay $3.6 million over a period of two years (see Note 20). The Company's December 31, 2000 balance sheet reflects the following in connection with the merger: the establishment of goodwill of approximately $9.3 million to be amortized over 20 years and the establishment of a note payable to the former shareholders of First Home of approximately $476,000.

     On October 15, 2000, the Company recorded additional performance based consideration in connection with the purchase of Marina. The Company issued 201,043 shares of common stock in connection with this transaction.

     Certain shares of common stock issued in connection with the initial public offering and the acquisitions of Marina and First Home are subject to restrictions as to disposition into the market, ranging from 2 to 5 years.

     CONSOLIDATION - Because the Company exercises significant influence on the operations of the joint ventures (see Note 14), their balances and operations have been fully consolidated in the accompanying consolidated financial statements and all intercompany accounts and transactions have been eliminated.

     BASIS OF PRESENTATION - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company's estimates and assumptions primarily arise from risks and uncertainties associated with interest rate volatility, credit exposure and regulatory changes. Although management is not currently aware of any factors that would significantly change its estimates and assumptions in the near term, future changes in market trends and conditions may occur which could cause actual results to differ materially.

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits.

     MORTGAGE LOANS HELD FOR SALE - Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. The Company separately evaluates for impairment the estimated fair value of its commitments to lend. If impairment exists, the Company records a charge to earnings in the current period. The Company generally sells whole loans without servicing retained. Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs, selling costs and any other adjustments. The Company defers net loan origination costs as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale.

     MORTGAGE LOANS HELD FOR INVESTMENT - Periodically, the Company originates or repurchases loans which are unable to be sold through normal investor channels. When loans are transferred or repurchased into this category, they are recorded at the lower of cost or market and are subsequently carried at amortized cost, less allowance for loan losses. The Company has the intent and ability to hold these loans for the foreseeable future. The Company defers net loan origination costs as a component of the loan balance and amortizes the deferred costs into interest income over the life of the loan using the effective interest method. The loans are evaluated for impairment based on the collateral value of the property securing the loan.

     PROVISION FOR FORECLOSURE AND LOAN LOSSES - A provision for loss is provided based on management's periodic evaluation of its loss exposures for loans held for sale and the applicable loan sale agreements. The provision for loans held for sale is based on certain default and foreclosure provisions in the applicable loan sale agreements. Management reviews such loan sale agreement exposure on an aggregate basis to evaluate the adequacy of the related allowance for loss. Due to the relatively small number of loans held for investment, analysis is performed on a specific loan basis. The pertinent factors in determining the exposures include the underlying quality of the loans, actual loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and any guarantees securing such loans.

     MORTGAGE SERVICING RIGHTS - The Company generally sells whole loans without servicing retained. Mortgage servicing rights represent servicing retained on loans sold to one of the Company's permanent investors who requires the Company to continue to service the loans as a condition of sale. The Company does not service loans in-house, thus they have a sub-servicing contract with a third party. The Company capitalizes the mortgage servicing rights by allocating the original cost basis in the loans based upon the relative fair value of the underlying mortgage loans and mortgage servicing rights at the time the servicing rights are contractually separated from the underlying loans. The Company records amortization expense over the period of the projected net servicing income. Impairment is recorded as a direct reduction of the asset balance and a charge to amortization expense in the period it is determined.

     PREMISES AND EQUIPMENT - Premises and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method. Depreciation and amortization are recorded within occupancy and equipment expense within the financial statements.

     GOODWILL - Goodwill represents the excess purchase price over the fair value of net assets stemming from business acquisitions and is being amortized over its estimated life, generally 20 years. The Company evaluates the recoverability of goodwill for each applicable business acquisition on at least a quarterly basis. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Should the carrying value of the goodwill exceed the estimated operating income for the expected period of benefit, impairment for the excess would be recorded at that time.

     DRAFTS PAYABLE - Drafts payable represent outstanding mortgage loan disbursements that the Company has provided to its customers for the purchase of a home. The amounts outstanding do not bear interest and are transferred into the warehouse facility when they are presented to a bank.

     DERIVATIVE FINANCIAL INSTRUMENTS - The Company obtains and holds derivative financial instruments to manage price and interest rate risk related to its mortgage loans held for sale and commitments to fund mortgages. No derivatives are held for trading purposes. Fair value amounts were determined based upon available market information. Realized and unrealized gains and losses associated with these instruments are included in the Company's lower of cost or market evaluation and the determination of gain or loss on sale of mortgage loans. The Company is not required to satisfy margin or collateral requirements for any of these financial instruments.

     LOAN ORIGINATION FEES - Loan fees, discount points and certain direct origination costs are recorded as an adjustment of the cost of the loan and are included in gain on sales of loans when the loan is sold. Accordingly, salaries, compensation and benefits have been reduced by approximately $16,732,000, $8,736,000 and $6,788,000 due to direct loan origination costs including commission costs incurred for the years ended December 31, 2000, 1999 and 1998, respectively.

     INTEREST RECOGNITION - Interest income is accrued as earned. Loans are placed on a nonaccrual status when any portion of the principal or interest is ninety days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Interest expense is recorded on outstanding lines of credit at a rate based on a spread to the Fed Funds rate. Interest expense has been netted with interest income within the consolidated statements of income in the amounts of $7,469,603, $2,214,876, and $1,910,289 for the years ended
     December 31, 2000, 1999 and 1998, respectively.

     MARKETING AND PROMOTION - The Company charges the costs of marketing and promotion to expense in the period incurred.

     INCOME TAXES - Through September 28, 1999, the Company elected for both Federal and State income tax purposes to be treated as an S corporation (effective April 1, 1988). As an S corporation, the net earnings of the Company were taxed directly to the stockholders rather than the Company.

     On September 29, 1999, the Company became a C corporation. All income earned from that date is subject to corporate tax at statutory rates for both Federal and State income tax purposes. The Company accounts for income taxes from that date in conformity with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires an asset and liability approach for accounting and reporting of income taxes.

     STOCK OPTION PLANS - The Company has elected to account for their stock option plans using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method, as required in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, had been applied.

     EARNINGS PER SHARE - Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

     NET WORTH REQUIREMENTS - The Company's subsidiaries are required to maintain certain specified levels of minimum net worth to maintain their approved status with Fannie Mae, FHLMC, HUD and other investors. At December 31, 2000, the highest minimum net worth requirement applicable to the subsidiaries was $1,000,000.

2.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following as of December 31:

                                         2000                        1999

Investor receivables                  $6,553,085               $ 6,120,002
Mortgage payments receivable           1,686,760                   330,615
Sundry receivables                       479,358                   263,187
Due from related parties                 238,250                    30,000
Accrued interest                          25,000                   108,742
Due from settlement agent                      -                   250,000
                                      ----------               -----------
Accounts receivable                   $8,982,453               $ 7,102,546
                                      ==========               ==============

3.   MORTGAGE LOANS HELD FOR SALE - NET

     Mortgage loans held for sale consist of the following as of December 31:

                                               2000                    1999

Mortgage loans held for sale             $ 139,509,395           $64,081,266
Deferred origination costs - net             4,457,747             1,034,090
                                         -------------           -----------
Mortgage loans held for sale - net       $ 143,967,142           $65,115,356
                                         =============           ==============

4.   MORTGAGE LOANS HELD FOR INVESTMENT - NET

     Mortgage loans held for investment consist of the following as of December 31:

                                                 2000                   1999

Mortgage loans held for investment          $    410,654          $ 275,445
Less allowance for loss                         (150,411)          (121,911)
                                            ------------          ---------
Mortgage loans held for investment - net    $    260,243          $ 153,534
                                            ============          =========

     The activity in the allowance for loss was as follows:

                                         2000                     1999                       1998

Balance, beginning of year             $121,911                 $121,911                  $ 39,067
Provision                               127,000                   27,967                   152,955
Charge-offs                             (98,500)                 (27,967)                  (70,111)
                                       --------                 --------                  --------
Balance, end of year                   $150,411                 $121,911                  $121,911
                                       ========                 ========                  ========

5.   PREMISES AND EQUIPMENT - NET

     Premises and equipment consist of the following as of December 31:

                                                             2000                             1999

Office equipment                                          $5,509,815                       $3,119,730
Furniture and fixtures                                     2,942,344                        1,073,549
Building                                                   1,950,500                           75,070
Leasehold improvements                                       243,187                          150,298
                                                          ----------                       ----------
Subtotal                                                  10,645,846                        4,418,647
Less accumulated depreciation and amortization            (3,493,392)                        (998,954)
                                                          ----------                       ----------
Premises and equipment - net                              $7,152,454                       $3,419,693
                                                          ==========                       ===========

     Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was $1,065,364, $371,865 and $281,974 respectively.

6.   WAREHOUSE FACILITIES

     On December 6, 2000 First Union National Bank, as agent, ("First Union"), extended an $115,000,000 line of credit to American Home Mortgage and Marina. Loans held for sale are collateral to these lines of credit. The interest rate on outstanding balances fluctuates daily based on a spread to the Fed Funds rate and interest is paid monthly. This line continues until terminated or modified by either party. The Fed Funds rate at December 31, 2000 and 1999 was 5.41% and 5.01%, respectively.

     In addition to the syndicated warehouse facility agented by First Union, American Home Mortgage and Marina have a committed facility with Morgan Stanley Dean Witter Mortgage Capital, Inc. ("Morgan Stanley") and a pre-purchase facility with UBS Paine Webber ("Paine Webber"). The Morgan Stanley facility is for $75,000,000 and the Paine Webber facility is for $80,000,000. The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

     The lines of credit are secured by mortgage loans and all other assets of American Home Mortgage and Marina. The lines contain various covenants pertaining to maintenance of net worth and working capital and include certain restrictions on dividends to shareholders. At December 31, 2000, American Home Mortgage and Marina were in compliance with the loan covenants.

     Warehouse lines of credit consist of the following as of December 31:

                                                              2000                                                1999
                                                                          WEIGHTED                                        WEIGHTED
                                             OUTSTANDING                  AVERAGE                OUTSTANDING               AVERAGE
                                               BALANCE                      RATE                   BALANCE                  RATE

First Union                                   $ 106,218,218                6.91 %                $45,335,869                6.51%
Morgan Stanley                                   18,485,492                 7.36                          -
Paine Webber                                      5,779,961                 7.36                          -
Comerica                                                  -                                       11,469,032                6.63
                                              -------------                ------                -----------                -----
Total warehouse lines of credit               $ 130,483,671                 7.00%                $56,804,901                6.53%
                                              =============                                      ===========


7.   NOTES PAYABLE

     Notes payable represent a mortgage note on an office building at a rate of 7.5% and the discounted value of note obligations incurred for acquiring Marina and First Home. The Company is obligated to pay Marina's prior shareholders $2.5 million over a five-year period. The Company is obligated to pay First Home's shareholders $600,000 over a two year period. The payments for other notes have been discounted at an imputed interest rate of 10%.

     Notes payable consists of the following as of December 31:

                                             2000                      1999

Notes to Marina shareholders             $2,211,677                $ 1,947,578
Note - office building                    1,284,400                          -
Notes to First Home shareholders            476,204                          -
                                         ----------                -----------
Notes payable                            $3,972,281                $ 1,947,578
                                         ==========                ===========
     Maturities of notes payable are as follows:

2001                                                               $   949,448
2002                                                                   754,081
2003                                                                   592,057
2004                                                                   649,314
2005                                                                    80,007
Thereafter                                                             947,374
                                                                --------------
                                                                   $ 3,972,281
                                                                ==============

8.    OTHER INCOME AND EXPENSE

     The significant components of other income and expense are as follows:

                                      2000                         1999                        1998
Other income:
  Volume incentives               $2,028,997                   $ 1,076,594                  $ 422,760
  Other                              249,324                       124,842                     79,463
                                  ----------                   -----------                  ---------
  Other income                    $2,278,321                   $ 1,201,436                  $ 502,223
                                 ===========                   ===========                  =========

Other expense:
  Legal and accounting            $1,465,605                    $  335,762                  $ 142,200
  Office supplies                    971,364                       543,868                    375,718
  Travel                             538,752                       314,907                    162,973
  Other                            4,649,336                     1,355,099                    862,106
                                  ----------                   -----------                  ---------
  Other expenses                  $7,625,057                    $2,549,636                  $1,542,997
                                 ===========                   ===========                  ==========

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

     A reconciliation of the statutory income tax provision and income tax rate to the effective income tax provision and rate, as applied to income is as follows:

                                                      2000                             1999                          1998
                                               Amount         %              Amount             %            Amount          %
                                               ------         -              ------             -            ------          -
Tax at statutory rate                    $ 3,455,317        34.0%         $ 1,814,622         34.0%       $ 1,784,634      34.0%
Income taxed directly to shareholder               -                       (1,323,850)       (24.8)        (1,767,376)    (33.7)
Minority income adjustment                  (172,836)        1.7              (11,938)        (0.2)           (17,258)     (0.3)
Change in tax status                               -                          625,000         11.7                  -
State and local taxes                        754,526         7.4              107,116          2.0                  -
S corporaton state and local tax                   -                          218,275          4.1            328,209       6.2
Goodwill                                     155,380         1.5                    -                               -
Meals and entertainment                       74,340         0.7               11,900          0.2                  -
                                         -----------        -----         -----------         -----         ---------     -----
Income taxes                             $ 4,266,727        41.2%         $ 1,441,125         27.0%        $  328,209       6.2%
                                         ===========                      ===========                       =========

     The income tax provision for the years ended December 31 is comprised of the following components:

                                        2000                          1999
Current tax provision
  Federal                            $2,234,671                   $ 466,243
  State                                 453,931                     380,220
                                     ----------                   ---------
                                      2,688,602                     846,463

Deferred tax provision
  Federal                             1,277,530                     (39,440)
  State                                 300,595                       9,102
                                     ----------                   ---------
                                      1,578,125                     (30,338)

Change in tax status:
  Federal                                     -                     520,833
  State                                       -                     104,167
                                     ----------                   ---------
Income taxes                         $4,266,727                  $1,441,125
                                     ==========                  ==========

     The major sources of temporary differences and their deferred tax effect at December 31, 2000 and December 31, 1999 are as follows:

                                                            2000                          1999
Deferred tax liabilities:
  Capitalized cost of mortgage servicing rights         $   16,207                      $ 15,913
  Loan origination costs                                 1,874,940                       496,133
  Depreciation                                             155,109                        25,632
  Mark to market adjustment                                 53,909                             -
  Other                                                      9,985                             -
                                                        ----------                      --------
Total deferred tax liabilities                           2,110,150                       537,678
Deferred tax assets -
  Mark to market adjustment                                      -                         5,653
                                                        ----------                      --------
Net deferred tax liability                              $2,110,150                      $532,025
                                                        ==========                      ========

10.  EARNINGS PER SHARE

     The following is a reconciliation of the denominators used in the computations of basic and diluted EPS.

                                                                2000                          1999
Numerator:
  Numerator for basic earnings per share - Net income       $ 5,391,450                   $ 3,860,886
                                                            ===========                   ===========
Denominator:
  Denominator for basic earnings per share
  Weighted average number of common shares outstanding
    during the period                                         8,579,859                     5,595,251
Net effect of dilutive stock options                                  -                         7,336
                                                            -----------                   -----------
Denominator for diluted earnings per share                    8,579,859                     5,602,587
                                                            ===========                   ===========
Net income per share - basic                                $      0.63                   $      0.69
                                                            ===========                   ===========
Net income per share - diluted                              $      0.63                   $      0.69
                                                            ===========                   ===========

11.  STOCK OPTIONS

     On August 16, 1999, the sole Director ratified the 1999 Stock Option Plan (the "Plan") and authorized the reserve of 750,000 shares of authorized but unissued common stock for issuance pursuant to the Plan. The Plan covers employees as well as non-employee directors of the Company. Substantially all of the options issued vest on the two-year anniversary from the grant date and expire ten years from the grant date.

     The following table summarizes certain information regarding the Plan at December 31, 2000:

                                                              WEIGHTED
                                                               AVERAGE
                                              NUMBER OF       EXERCISE
                                               SHARES           RATE

Balance at December 31, 1998                         -        $    -

Options granted                                650,000          6.00
Options exercised                                    -
Options cancelled                               10,000          6.00
                                               -------
Balance at December 31, 1999                   640,000          6.00

Options granted                                322,225          5.71
Options exercised                                    -
Options cancelled                             (229,234)         6.00
                                              --------
Balance at December 31, 2000                   732,991        $ 5.87
                                              ========        ======

     The Plan is a compensatory stock option plan. There was no intrinsic value of the options granted, as the exercise price was equal to the quoted market price at the grant date. No compensation cost has been recognized for the years ended December 31, 2000, 1999 and 1998.

     Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, the Company's net income would have been $4.7 million for 2000 and $3.6 million for 1999. Earnings per share would have been $0.55 for 2000 and $0.64 for 1999 for basic and diluted. There were no options granted in 1998, thus no impact on net income or earnings per share.

     The weighted-average fair value of options granted during 2000 and 1999 was $5.69 and $6.63. The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

                                   2000                1999

Dividend yield                          -                  -
Expected volatility                57.0 %             24.0 %
Risk-free interest rate             5.0 %              5.0 %
Expected life                     2 years            2 years


12.  COMMITMENTS AND CONTINGENCIES

     LOANS SOLD TO INVESTORS - Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business the Company is obligated to repurchase loans which are subsequently unable to be sold through normal investor channels. Management believes this is a rare occurrence and that the Company can usually sell the loans directly to a permanent investor.

     LOAN FUNDING AND DELIVERY COMMITMENTS - At December 31, 2000 and 1999, the Company had commitments to fund loans approximating $633 million and $478 million, respectively. At December 31, 2000 and 1999, the Company had commitments to fund loans with agreed upon rates approximating $242 million and $147 million, respectively. The Company hedges the interest rate risk of such commitments primarily with mandatory delivery commitments, which totaled $224 million at December 31, 2000. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through "best-efforts" and investor programs. The Company does not anticipate any material losses from such sales.

     OUTSTANDING LITIGATION - The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on the Company's consolidated financial position or results of operations.

13.  OPERATING LEASES

     Certain facilities and equipment are leased under short-term lease agreements expiring at various dates through December 31, 2007. All such leases are accounted for as operating leases. Total rental expense for premises and equipment, which is included in occupancy and equipment expense within the consolidated financial statements amounted to $3,466,025, $1,866,723 and $1,253,362 for the years ended December 31,
     2000, 1999 and 1998, respectively.

     Obligations under noncancelable operating leases which have an initial term of more than a year are as follows:

                                                       2000

2001                                                $3,304,342
2002                                                 2,413,893
2003                                                 1,008,099
2004                                                   640,118
2005                                                   486,690
Thereafter                                             352,275
                                                    ----------
Total                                               $8,205,417
                                                    ==========

14.  MINORITY INTEREST

     On April 23, 1998, the Company entered into a joint venture with a realtor in which the Company and the realtor each own a 50% interest. The Company entered into a second joint venture on March 31, 1999 with a realtor in which the Company and the realtor each own a 50% interest. The Company entered into a third joint venture on May 14, 1999 with a home builder/developer in which the Company and home builder/developer each own a 50% interest. The latest joint venture had no activity as of the period ended December 31, 2000. The Company sold its interest in the second joint venture in June 2000 and took a one-time charge of $79,214. The Company purchases many of the loans originated by the joint ventures.

     The Company acquired a 50% interest in five joint ventures as a result of the acquisition of First Home. Three of the joint ventures are managed by independent parties, and the other two are managed by an employee of First Home. The employment agreement for this employee requires First Home to pay the employee all profit or loss associated with the two joint ventures. Minority interest in income was reduced in the following table by $193,869, which was offset against a receivable from this employee. The Company purchases all of the loans originated by the joint ventures.

     The activity in the Minority interest account is as follows:

Balance, December 31, 1998                                      $ 100,760

Capital contribution by minority partner                           37,500
Minority interest in income                                        35,112
Distribution to minority partner                                 (150,000)
                                                                ---------

Balance, December 31, 1999                                         23,372

Joint ventures associated with First Home acquisition             366,319
Minority interest in income                                       314,475
Sale of Calloway Mortgage                                          34,252
Distribution to minority partners                                (157,000)
                                                                ---------

Balance, December 31, 2000                                        581,418
                                                                =========


15.  RELATED PARTY TRANSACTIONS

     The majority stockholder of the Company is a minority stockholder in another company that provides credit reports to the Company in the normal course of business. Payments to this company for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $0, $232,000 and $504,000, respectively. Additionally, no amounts were due to this related party as of December 31, 2000 or 1999.

     The majority stockholder of the Company is a majority stockholder in another company that provides title services to the Company in the normal course of business. It is the borrower's option to use this company for title services. The total amounts due from this related party was $52,500 and $30,000 as of December 31, 2000 and 1999, respectively. The amounts due to the Company represent expenses paid on behalf of the title company. Payments received from this company amounted to approximately $0, $52,000 and $0 in 2000, 1999 and 1998, respectively.

16.  CONCENTRATIONS OF CREDIT RISK

     The Company has originated loans predominately in the northeastern United States, California, Illinois, New Mexico and Arizona. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. In management's opinion at December 31, 2000 and December 31, 1999, there were no significant concentrations of credit risk within loans held for sale.

     The Company had originations of loans during the year ended December 31, 2000, exceeding 5% of total originations as follows:

New York                                                                25.1%
Illinois                                                                23.3
California                                                              19.4

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

     The fair value of certain assets and liabilities approximate cost due to their short-term nature, terms of repayment or interest rate associated with the asset or liability. Such assets or liabilities include cash, accounts receivable, loans held for investment, accrued expenses and other liabilities, and warehouse lines of credit.

     The following describes the methods and assumptions used by the Company in estimating fair values of other financial instruments:

     a. Mortgage Loans Held for Sale - Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current investor or dealer commitments to purchase loans.

     b. Mortgage Servicing Rights - Fair value is estimated by discounting the anticipated net future cash flows associated with servicing the underlying loans using discount rates that approximate market rates, expected subservicing costs and externally published prepayment rates.

     c. Commitments to Fund with Agreed Upon Rates - The fair value of commitments to fund with agreed upon rates are estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. These commitment obligations are considered in conjunction with the Company's lower of cost or market valuation of its mortgage loans held for sale.

     d. Commitments to Deliver Mortgages and Option Contracts to Buy Securities
        - The fair value of these instruments are estimated using current market prices for dealer or investor commitments relative to the Company's existing positions. These instruments contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event a counterparty to a delivery commitment was unable to fulfill its obligation, the Company would not incur any material loss by replacing the position at market rates in effect at December 31, 2000 and December 31, 1999. The Company minimizes its risk exposure by limiting the counterparties to those major banks, investment bankers and private investors who meet established credit and capital guidelines. Management does not expect any counterparty to default on their obligations and, therefore, does not expect to incur any loss due to counterparty default. These commitments and option contracts are considered in conjunction with the Company's lower of cost or market valuation of its mortgage loans held for sale.

     The following tables set forth information about financial instruments and other selected assets, except for those noted above for which the carrying value approximates fair value.

                                                                                      DECEMBER 31, 2000
                                                                ---------------------------------------------------------------
                                                                NOTIONAL                  CARRYING                    ESTIMATED
                                                                 AMOUNT                    AMOUNT                    FAIR VALUE
Assets:
  Mortgage loans held for sale                                                         $ 143,967,142               $ 144,803,562
  Mortgage servicing rights                                                                   37,014                      37,014

Commitments and contingencies:
  Mortgage loans held for sale related positions:
    Commitments to fund mortgages at
      agreed-upon rates                                      $ 241,926,529                         -                 $ 7,453,609
    Forward delivery commitments                               224,172,000                         -                  (3,738,524)
    Option contracts to buy securities (1)                      10,000,000                    56,250                     167,150

                                                                                   DECEMBER 31, 1999
                                                          -------------------------------------------------------------------------
                                                          NOTIONAL                       CARRYING                      ESTIMATED
                                                           AMOUNT                         AMOUNT                       FAIR VALUE
Assets:
  Mortgage loans held for sale                                                          $65,115,356                   $65,703,301
  Mortgage servicing rights                                                                  34,470                        34,470

Commitments and contingencies:
  Mortgage loans held for sale related positions:
    Commitments to fund mortgages at
      agreed-upon rates                                $ 147,482,380                    $         -                   $ 1,391,777
    Forward delivery commitments                          33,634,595                              -                      (379,248)
    Option contracts to buy securities (1)                35,000,000                        371,000                       439,856

     (1) The carrying value and estimated fair value of option contracts are included as a component of loans held for sale (see Note 3).


18.  NEWLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133") in June of 1998 and No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS 138") in June 2000.

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

     As part of the Company's secondary marketing activities, mortgage-backed securities are purchased and sold forward and options are acquired on mortgage and treasury securities. At December 31, 2000, forward delivery commitments amounted to approximately $224 million and options to buy securities amounted to approximately $10 million. These contracts have a high correlation to the price movement of the loans being hedged. There is currently no recognition of unrealized gains or losses on these contracts in the consolidated balance sheet or statement of income. When the related loans are sold, the deferred gains or losses from these contracts are recognized in the statement of income as a component of net gains or losses on sales of mortgage loans.

     On January 1, 2001, the Company adopted SFAS 133. The recognition of the fair value of all freestanding derivative instruments resulted in recording an asset in the amount of $7.5 million and a liability in the amount of $3.7 million. Together these two accounts will be adjusted for activities during the first quarter of 2001 and will be reflected in the Company's consolidated financial statements for period ending March 31, 2001. The transition adjustment for the Company's derivatives resulted in an after tax gain of $2.1 million and was recognized as a cumulative-effect-type adjustment to net income, effective January 1, 2001.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinquishments of Liabilities ("SFAS 140") in September 2000. SFAS 140 is a replacement of Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS 125"), revising the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinquishments of liabilities occurring after March 31, 2001, however, the disclosure requirements are effective for fiscal years ending after December 15, 2000. The adoption of the provisions of SFAS 140 is not expected to have a material impact on the consolidated results of operations or the consolidated financial position of the Company.

19.  CONDENSED FINANCIAL INFORMATION OF AMERICAN HOME MORTGAGE HOLDINGS, INC.

     The following provides condensed financial information for the financial position, results of operations and cash flows of American Home Mortgage Holdings, Inc. (parent company only):

                                           CONDENSED BALANCE SHEETS
                                          December 31, 2000 and 1999
                                                                       2000                            1999
ASSETS:
  Cash                                                          $      1,000                    $      1,000
  Investment in subsidiaries                                      26,610,865                      17,998,693
TOTAL ASSETS                                                    $ 26,611,865                    $ 17,999,693
                                                                ============                    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities                                                   $          -                    $          -

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, 1,000,000 shares
      authorized, no shares issued and outstanding                         -                               -
    Common stock, $0.01 par value, 19,000,000 shares
      authorized, 8,253,400 shares issued and outstanding              89,855                         82,534
    Additional paid-in-capital                                     20,462,791                     17,249,390
    Retained earnings                                               6,059,219                        667,769
                                                                   ----------                       --------
           Total stockholders' equity                              26,611,865                     17,999,693
                                                                  -----------                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $  26,611,865                   $ 17,999,693
                                                                =============                  =============

                           CONDENSED INCOME STATEMENTS
                     Years Ended December 31, 2000 and 1999

                                                  2000               1999
REVENUES
  Equity in earnings of subsidiaries           $5,391,450         $ 667,769
                                               ----------         ---------
NET INCOME                                     $5,391,450         $ 667,769
                                               ==========         =========

                                      Condensed statements of cash flows
                                    Years Ended December 31, 2000 and 1999
                                                                   2000                           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $5,391,450                     $   667,769
  Increase in:
    Investment in earnings of subsidiaries                      (5,391,450)                       (667,769)
                                                                ----------                     -----------
           Cash provided by operating activities                         -                               -
                                                                ----------                     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiaries                                             -                     (17,331,924)
                                                                ----------                     -----------
           Cash used in investing activities                             -                     (17,331,924)
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                                -                      17,332,924
                                                                ----------                     -----------
           Cash provided by financing activities                         -                      17,332,924
                                                                ----------                     -----------
NET INCREASE IN CASH                                                     -                           1,000
CASH, BEGINNING OF PERIOD                                            1,000                               -
                                                                ----------                     -----------
CASH, END OF PERIOD                                             $    1,000                     $     1,000
                                                                ==========                     ===========

20.  ACQUISITIONS

     On June 30, 2000, the Company acquired First Home Mortgage Corp. ("First Home"), a residential mortgage lender headquartered in Illinois, which was immediately merged into American Home Mortgage Corp. The Company issued 489,804 shares of common stock and will pay $3.6 million over a period of two years. In addition, the shareholders of First Home may receive additional consideration consisting of cash and shares of the Company's common stock based on the future results of the financial performance of the First Home division of the Company (please see the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2000 for further information).

     The following table summarizes the required disclosures of the pro forma combined entity, as if the merger occurred at the beginning of each respective period, for the years ended December 31:

                                            2000                  1999                  1998
Revenue                                 $80,183,581           $45,511,419           $45,010,396
Income before income taxes                9,574,330             5,281,954             9,349,758
Net income                                4,789,390             3,573,338             8,855,509
Earnings per share - basic                   $ 0.56                $ 0.64                $ 1.77
                                        ===========           ===========           ===========
Earnings per share - diluted                 $ 0.56                $ 0.64                $ 1.77
                                        ===========           ===========           ===========

     On December 30, 1999, the Company acquired Marina Mortgage Company, Inc. ("Marina"), a residential mortgage lender headquartered in Irvine, California, with offices in California and Arizona. The Company issued 753,420 shares of common stock in exchange for 34,600 shares of Marina common stock and will pay $2.5 million in cash over five years. The Company issued 201,043 shares on October 15, 2000 to the prior Marina shareholders in accordance with the first earn-out provision and the prior shareholders may receive additional consideration over the next four years based on two additional earn-out provisions, which are primarily based on derived earnings formulas. This transaction was accounted for under purchase accounting and generated goodwill of approximately $4.5 million, which will be amortized over 20 years. The results of operations for Marina were not included in the consolidated financial statements as of December 31, 1999.

     The following table summarizes the required disclosures of the pro forma combined entity, as if the merger occurred at the beginning of each respective period, for the years ended December 31:

                                        1999                          1998

Revenue                             $45,243,217                   $38,972,742
Income before income taxes            4,490,153                     6,503,613
Net income                            3,573,338                     5,591,603
Earnings per share - basic          $      0.53                   $      0.97
                                    ===========                   ===========
Earnings per share - diluted        $      0.53                   $      0.97
                                    ===========                   ===========

21.  SUBSEQUENT EVENTS

     On March 22, 2001, the Company announced that, subject to change based on future business prospects, market conditions or company needs, the Board of Directors has established a policy of a regular quarterly dividend of $0.03 per share. The Company announced that in accordance with this policy, the Board of Directors has declared an initial quarterly dividend of $0.03 per share payable April 19, 2001 to shareholders of record as of April 5, 2001.

22.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Selected quarterly financial data are presented below by quarter for the years ended December 31, 2000 and 1999 (dollars in thousands, except per share amounts):

                                                     DECEMBER 31,         SEPTEMBER 30,           JUNE 30,           MARCH 31,
                                                        2000                  2000                 2000                2000
Gain on sale of mortgage loans                        $ 19,449              $ 15,412              $ 9,838             $8,032
Total revenues                                          20,352                16,993               11,467              9,468
Income before income taxes and minority interest         3,760                 2,781                2,108              1,518
Net income                                               1,799                 1,521                1,184                888
Earnings per share - basic                            $   0.20              $   0.17              $  0.14             $ 0.11
Earnings per share - diluted                          $   0.20              $   0.17              $  0.14             $ 0.11



                                                   DECEMBER 31,         SEPTEMBER 30,          JUNE 30,        MARCH 31,
                                                       1999                 1999                1999            1999

Gain on sale of mortgage loans                       $ 6,119              $ 5,016             $ 5,632         $ 5,190
Total revenues                                         6,866                5,829               6,509           5,658
Income before income taxes and minority interest       1,360                1,273               1,947             757
Net income                                               747                  585               1,822             707
Earnings per share - basic                            $ 0.13               $ 0.10              $ 0.33          $ 0.13
Earnings per share - diluted                          $ 0.13               $ 0.10              $ 0.33          $ 0.13

                                INDEX TO EXHIBITS



EXHIBIT NUMBER      DESCRIPTION
--------------      -----------


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

10.29 Non-Competition Agreement, dated January 17, 2000, between John A. Manglardi and American Home Mortgage Holdings, Inc.**

10.30 Non-Competition Agreement, dated January 17, 2000, between Vincent Manglardi and American Home Mortgage Holdings, Inc.**

10.31 Non-Competition Agreement, dated January 17, 2000, between Jeffrey L. Lake and American Home Mortgage Holdings, Inc.**

10.32 Non-Competition Agreement, dated January 17, 2000, between Thomas J. Fiddler and American Home Mortgage Holdings, Inc.**

10.33 Mortgage Warehousing Loan and Security Agreement, dated as of December 6, 1999, among American Home Mortgage Corp., First Union National Bank and Certain Banking Institutions named therein, as amended.++++

10.34 Lease Agreement, dated December 8, 1999, between American Home Mortgage Holdings, Inc., as Tenant, and 47th and 6th Associates L.L.C., as Landlord.++++

10.35 Agreement of Lease, dated October 20, 1995, between Reckson Operating Partnership, L.P., as Landlord, Choicecare Long Island, Inc., as Assignor, and American Home Mortgage Corp., as Assignee, as amended on September 30, 1999.++++

21.1                Subsidiaries of American Home Mortgage Holdings, Inc.++++

23.1                Consent of Deloitte & Touche LLP.+++++

-----------------------------------------------------

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

++++ Incorporated by reference to the Exhibits to the Form 10-K (file no. 000-27081) filed with the Securities and Exchange Commission on March 30, 2000.

+++++               Filed herewith.