Form 10-K/A
period 2000-12-31
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2001-04-27
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

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

            Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

            The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of its Common Stock on March 23, 2001, on the NASDAQ National Market was $17,496,500.

            As of March 23, 2001, there were 9,002,251 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................3

ITEM 11.   EXECUTIVE COMPENSATION.............................................5

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....12

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................13

SIGNATURES...................................................................14

                                    PART III


   Items 10, 11, 12 and 13 to the Annual Report on Form 10-K of American Home Mortgage Holdings, Inc. (the "Company") for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 30, 2001, are hereby amended and restated in their entirety as follows.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION REGARDING DIRECTORS AND OFFICERS

   The table below sets forth the names and ages of the directors, including the nominees for election at the Company's 2001 Annual Meeting of Stockholders, the executive officers and the key employees of the Company, as well as the positions and offices held by such persons. A summary of the background and experience of each of these individuals is set forth after the table.

           NAME             AGE          POSITION WITH THE COMPANY
-------------------------- ----- ----------------------------------------------
DIRECTORS WHOSE TERMS
EXPIRE IN 2001:

  John A. Johnston          47   Director
  Leonard Schoen, Jr.       36   Director and Executive Vice President

DIRECTORS WHOSE TERMS
EXPIRE IN 2002:

  Michael Strauss           42   Chairman of the Board, President and
                                 Chief Executive Officer
  Joseph P. Bryant          53   Director

DIRECTORS WHOSE TERMS
EXPIRE IN 2003

  C. Cathleen Raffaeli      44   Director
  Kenneth Slosser           37   Director

EXECUTIVE OFFICERS AND
OTHER KEY EMPLOYEES WHO
ARE NOT DIRECTORS:

  Robert E. Burke           34   Chief Financial Officer
  Mitchell Eininger         44   Senior Vice President, Business Development
  James P. O'Reilly         47   Senior Vice President, Secondary Marketing
  Richard D. Silver         56   Senior Vice President, Controller
  Dena Kwaschyn             40   Senior Vice President, Operations
  Donald Henig              42   Senior Vice President, New Sales Channels

   JOSEPH P. BRYANT. Mr. Bryant has served on the Company's Board of Directors since October 1999. Mr. Bryant has been the Managing Director of eOriginal, Inc., an electronic document services company, since March 2000. He has also been the chairman and chief executive officer of The Bison Financial Group, Inc., a company involved in buying, selling and financing distressed commercial real estate, since June 1999. From March 1998 to June 1999, he was chief executive officer and president of Roslyn National Mortgage Corp., a New York-based multi-state mortgage company. From September 1997 to March 1998, he was senior vice president of Home Federal Savings Bank. From November 1993 to September 1997, Mr. Bryant served as executive vice president and chief mortgage officer of Long Island Savings Bank.

   ROBERT E. BURKE. Mr. Burke served as Chief Financial Officer of the Company from April 1997 to April 1999 and has resumed that position as of March 2000. Mr. Burke served on the Company's Board of Directors from October 1999 until March 2000 and served as Senior Vice President, Treasurer from May 1999 until March 2000. He was a partner with Burke &

Company, an independent accounting firm, from 1995 to 1997, and a Senior Manager at Goldstein Golub Kessler & Company, P.C., another independent accounting firm, from 1990 to 1995. Mr. Burke is a Certified Public Accountant.

   MITCHELL EININGER. Mr. Eininger joined the Company in November 1996 as Senior Vice President, Business Development. From March 1993 to November 1996, he was an Assistant Vice President of Norwest Mortgage, where he was responsible for opening mortgage banking facilities in the New York City area. From 1990 to 1993, Mr. Eininger was the branch manager of the Bardonia, New York, office of Sears Mortgage Company, responsible for origination, staffing, employee and customer relation matters.

   DONALD HENIG. Mr. Henig joined the Company on February 5, 2001 as Senior Vice President, New Sales Channels. From 1985 until 1995, Mr. Henig served as President of Island Mortgage Network, Inc., a company which he founded. In 1995, Mr. Henig founded Mortgage Tech Group, LTD., a multistate mortgage origination franchise, and he served as President of that company until 1997. Between 1997 and 1999, Mr. Henig served as Senior Vice President, National Sales and Director of Lender Relations at MtgPro, Inc., and from October 1999 until February 2000, Mr. Henig was Managing Director - National Account Sales and Eastern Region Manager of Ultraprise.com, an online secondary market exchange. From February 2000 until February 2001, Mr. Henig served as Senior Vice President at LoanTrader.com, where he was responsible for business development and corporate relations.

   JOHN A. JOHNSTON. Mr. Johnston has been a director of the Company since March 10, 2000. Prior to that, he served as Chief Executive Officer of Marina Mortgage Company, Inc. since 1991. Marina Mortgage Company was acquired by the Company on December 29, 1999, and Mr. Johnston has continued to serve as Chief Executive Officer of Marina Mortgage, now a wholly-owned subsidiary of the Company, since such date.

   DENA KWASCHYN. Ms. Kwaschyn joined the Company on February 26, 2001, as Senior Vice President, Operations. From February 1986 until September 1998, Ms. Kwaschyn worked at Long Island Savings Bank, serving as Director of Operations of the Mortgage Division from February 1986 through September 1997 and Executive Vice President, Director of Mortgage Lending, from September 1997 until September of 1998. Until March 2000, Ms. Kwaschyn was a self-employed consultant to various mortgage banking firms. From April 2000 to February 2001, Ms. Kwaschyn served as Director of Operations for L'Argent Mortgage Bankers.

   JAMES P. O'REILLY. Mr. O'Reilly joined the Company in March 1998 as Senior Vice President, Secondary Marketing. He was Senior Vice President at Gateway Funding, a Pennsylvania mortgage banker, from 1996 to March 1998, President of Secondary Marketing Services, a consulting firm specializing in interest rate risk management, from 1995 to 1996 and Senior Vice President at First Keystone Mortgage, a Pennsylvania mortgage banker, from 1993 to 1995. Mr. O'Reilly also is a Certified Public Accountant and, prior to 1993, was a Senior Bank Examiner for the Federal Home Loan Bank Board, where he was responsible for the supervisory examinations of thrift institutions.

   C. CATHLEEN RAFFAELI. Ms. Raffaeli has served on the Company's Board of Directors since October 1999. Since December 1998, Ms. Raffaeli has been the president and chief operating officer of Consumer Financial Network, an e-commerce company, majority owned by IXL Enterprises, a Nasdaq National Market-listed Internet services company. Prior to joining Consumer Financial Network, Ms. Raffaeli was the executive director of the commercial credit card division of Citicorp from 1994. From 1992 to 1994, Ms. Raffaeli served as senior vice president of Chemical Bank, where she was responsible for its New York retail mortgage and national telemarketing business.

   LEONARD SCHOEN, JR. Mr. Schoen has been with the Company since 1988. He has served on the Company's Board of Directors since October 1999 and was the Senior Vice President, Operations, overseeing all processing and underwriting functions, from 1995 until February 26, 2001, when Mr. Schoen was named Executive Vice President of the Company.

   RICHARD D. SILVER. Mr. Silver joined the Company on February 8, 2000 as Senior Vice President, Controller. Prior to joining the Company, he was Chief Financial Officer of Marina Mortgage Company, Inc., which was acquired by the Company on December 29, 1999, since 1998. Prior to that, Mr. Silver served as Senior Vice President and Controller of Downey Financial Corp., a federally-chartered savings association, in Newport Beach, California, where he was responsible for managing the accounting department.

   KENNETH P. SLOSSER. Mr. Slosser was appointed to the Company's Board of Directors on March 10, 2000 to fill the vacancy created by Robert E. Burke's resignation from the Board of Directors. Since December 1996, Mr. Slosser has been the

Managing Director of the Investment Banking and Corporate Finance Department of the investment bank Friedman, Billings, Ramsey & Co., Inc. From June 1986 through November 1996, he served as Assistant Director of Oversight and Examination for the Office of Thrift Supervision, a savings institution in the western United States. Until May 2000, Mr. Slosser served as a director of East West Bancorp, Inc., a company traded on the Nasdaq National Market, and its wholly-owned subsidiary, East West Bank.

   MICHAEL STRAUSS. Mr. Strauss founded the Company in 1988 and currently serves as the Chairman of its Board of Directors and its President and Chief Executive Officer. He is responsible for the Company's strategic direction as well as overseeing its day-to-day operations. Mr. Strauss is First Vice President and Director of the Empire State Mortgage Bankers Association and a member of a number of mortgage advisory councils.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% stockholders to file reports of ownership and reports of changes in ownership of the Company's Common Stock and other equity securities with the SEC and the Nasdaq National Market. Directors, executive officers and 10% stockholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on a review of the copies of such reports furnished to it, the Company believes that during 2000, the Company's directors, executive officers and 10% stockholders complied with all
Section 16(a) filing requirements applicable to them, except that Mr. Slosser was late in filing a Form 3 to reflect his becoming a director of the Company and filed a Form 5 in April 2001 to comply with reporting requirements.


ITEM 11.    EXECUTIVE COMPENSATION

   The following table sets forth certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Chief Executive Officer and to each of the Company's four most highly compensated executive officers other than the Chief Executive Officer during the year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                                                              COMPENSATION
                                                   ANNUAL COMPENSATION           AWARDS
                                               ---------------------------    ------------
                                                                               SECURITIES       ALL OTHER
                                                                               UNDERLYING        COMPEN-
NAME AND PRINCIPAL POSITION          YEAR      SALARY ($)     BONUS ($)       OPTIONS/SARS     SATION (1)
---------------------------          ----      ----------     ---------       ------------     ----------
Michael Strauss                      2000      350,000             ---             ---             ---
Chief Executive Officer              1999      148,765             ---             ---             ---
and President (2)                    1998      131,847             ---             ---             ---

Leonard Schoen, Jr.                  2000      260,000             ---               ---        21,758
Executive Vice President             1999      249,449             ---            33,334         5,076
                                     1998      219,711             ---               ---        13,931

Scott Messina                        2000      229,500             ---               ---         4,523
Senior Vice President, Internet      1999      115,384             ---            10,000        25,791
Operations (3)                       1998       63,654 (4)         ---               ---           ---

James P. O'Reilly                    2000      209,230          86,674               ---           ---
Senior Vice President, Secondary     1999      142,308          43,687            25,000           ---
Marketing                            1998      100,019             ---               ---           ---

Robert E. Burke                      2000      180,000             ---               ---        13,974
Chief Financial Officer (5)          1999      173,145          20,000            25,000           ---
                                     1998      156,154             ---               ---         9,010

------------

(1) Represents commissions earned for loan applicants referred to the Company who subsequently closed a transaction.

(2) In addition, prior to the Company's initial public offering, American Home Mortgage Corp. ("AHMC"), the Company's predecessor and current subsidiary, elected to be treated for income tax purposes as an S corporation. In connection with the initial public offering, AHMC distributed to Mr. Strauss, its sole stockholder, a promissory note in the amount of $7.8 million, bearing interest at the rate payable on the Company's principal credit facility, in respect of AHMC's previous S corporation earnings. In connection with this distribution, the Company agreed to indemnify Mr. Strauss, on an after-tax basis, from all liability for the Company's taxes and those of AHMC with respect to the period after the initial public offering.

(3) Mr. Messina served as Senior Vice President, Internet Operations, of the Company from September 29, 1998 until April 3, 2001. Mr. Messina's options expired upon the termination of his employment with the Company and are no longer exercisable.

(4) This amount includes Mr. Messina's salary from September 29, 1998 to December 31, 1998 and includes any commissions he received during that period.

(5) Mr. Burke served as Chief Financial Officer of the Company from April 1997 through April 1999, and resumed that position as of March 2000. From May 1999 until March 2000, Mr. Burke served as Senior Vice President, Treasurer, of the Company.

STOCK OPTION PLAN

   In August 1999, the Company's Board of Directors adopted and its stockholder approved the 1999 Omnibus Stock Incentive Plan. The Company has reserved an aggregate of 750,000 shares of Common Stock for issuance under this plan. The purpose of the Omnibus Stock Plan is to promote the Company's long-term growth and profitability by providing individuals with incentives to improve stockholder value and contribute to the Company's growth and financial success, and by enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility.

   The Omnibus Stock Plan provides for the grant of non-qualified stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, stock appreciation rights and restricted and non-restricted stock awards, each of which may be granted separately or in tandem with other awards. Participation in the Omnibus Stock Plan is open to all of the Company's employees, officers and directors. However, only the Company's employees or those of its subsidiaries may receive incentive stock option awards.

   To date, 50,001 shares of restricted stock and options to acquire 722,991 shares of Common Stock have been granted. The options with respect to 400,766 shares of Common Stock will be exercisable at the initial public offering price of $6.00 per share. The options to acquire the remaining 322,225 shares of Common Stock were granted at exercise prices ranging from $4.75 to $6.4375 per share, based on the market price of the Common Stock on the Nasdaq National Market.

   The Compensation Committee of the Board of Directors will administer the Omnibus Stock Plan. In doing so, the Compensation Committee has the authority to:

   o determine the eligible persons to whom, and the time or times at which, awards shall be granted;

   o  determine the types of awards to be granted;

   o determine the number of shares to be covered by or used for reference purposes for each award;

   o impose terms, limitations, restrictions and conditions on any award as deemed appropriate;

   o modify, amend, extend or renew outstanding awards, or accept the surrender of outstanding awards and substitute new awards (provided, however, that except in specified circumstances, any modification that would materially adversely affect any outstanding award shall not be made without the consent of the grantee);

   o accelerate or otherwise change the time in which an award may be exercised or becomes payable and to waive or accelerate the lapse, in whole or in part, of any restriction or condition with respect to such award, including, without limitation, any restriction or condition with respect to the vesting or exercisability of an award following termination of any grantee's employment; and

   o establish objectives and conditions, if any, for earning awards and determining whether awards will be paid after the end of a performance period.

   As the plan's administrator, the Compensation Committee also is authorized to make adjustments in the terms and conditions of, and the criteria included in, awards in recognition of unusual or nonrecurring events affecting the Company, or its financial statements or those of its subsidiaries, or of changes in applicable laws, regulations or accounting principles, whenever the administrator determines that such adjustments are appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Omnibus Stock Plan.

   Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code must have an exercise price at least equal to fair market value on the date of grant. Incentive stock options may not be exercisable more than 10 years from the date the option is granted. If any of the Company's employees, or those of its subsidiaries, owns or is deemed to own at the date of grant shares of stock representing in excess of 10% of the combined voting power of all classes of the Company's stock, the exercise price for the incentive stock options granted to that employee may not be less than 110% of the fair market value of the underlying shares on that date and the option may not be exercisable more than 5 years from the date the option is granted. The option exercise price may be paid in cash, by tender of shares of Common Stock, by a combination of cash and shares or by any other means the administrator approves. Awards of stock appreciation rights, stock and phantom stock awards and performance awards may be settled in cash, shares of Common Stock or a combination of both, in the administrator's discretion.

   The Board of Directors may terminate, amend or modify the Omnibus Stock Plan or any portion of it at any time, except that all awards made before the termination of the plan will remain in effect until they have been satisfied or terminated in accordance with the terms of the plan and those awards.

   No stock option grants were made during the year ended December 31, 2000.

   The following table sets forth certain summary information concerning exercised and unexercised options to purchase the Company's Common Stock as of December 31, 2000, under the Company's Stock Option Plan held by the executive officers named in the "Summary Compensation Table."

                      STOCK OPTION EXERCISES IN FISCAL YEAR
                     2000 AND FISCAL YEAR-END OPTION VALUES

                                                                    NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                                                 OPTIONS/SARS HELD AT FISCAL   IN-THE-MONEY OPTIONS/SARS AT
                                                                         YEAR-END (#)             FISCAL YEAR-END ($) (1)
                                    ACQUIRED ON       VALUE      ---------------------------   ----------------------------
               NAME                 EXERCISE (#)  REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
---------------------------------   ------------  ------------   -----------   -------------   -----------    -------------
Michael Strauss                         ---            ---           ---            ---             ---            ---

Robert E. Burke                         ---            ---           ---           25,000           ---            ---

Leonard Schoen, Jr.                     ---            ---           ---           33,334           ---            ---

Scott Messina (2)                       ---            ---           ---           10,000           ---            ---

James P. O'Reilly                       ---            ---           ---           25,000           ---            ---

------------

(1) The value of unexercised in-the-money options/SARs is calculated by multiplying the number of options/SARs held at year-end 2000 by the difference between the exercise price, $6.00 per share, and $4.75, the closing price of the Company's Common Stock at December 29, 2000. Since the closing price is less than the exercise price, the options listed in the table above were not in-the-money as of December 29, 2000.

(2) Mr. Messina's options expired upon the termination of his employment with the Company on April 3, 2001 and are no longer exercisable.


EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

   The Company's employment agreement with Mr. Strauss, its President and Chief Executive Officer, provides for an annual base salary of $350,000 commencing January 1, 2000, and a discretionary bonus. The agreement has an initial term of 3 years and will automatically renew for additional one-year terms, provided that either party may terminate the agreement upon 12-months' notice prior to the expiration date. The employment agreement contains covenants not to compete for a period ending on the later of the first anniversary of the termination of Mr. Strauss' employment and October 6, 2002. If (i) the Company terminates the agreement for any reason other than for cause or upon Mr. Strauss' disability,
(ii) Mr. Strauss terminates his employment for good reason, or (iii) in connection with or following a change in control, his position is eliminated or Mr. Strauss no longer serves as the Company's chief executive officer with power, authority and responsibility attendant to such office, then the Company must pay him a lump sum payment equal to 299% of his base salary, plus the average of his annual incentive award over the preceding 5 years.

   The Company's employment agreement with Mr. Schoen, formerly its Senior Vice President, Operations, and currently its Executive Vice President (as of February 26, 2001), provides for an annual base salary of $260,000, and prohibits him from disclosing certain confidential information regarding the Company during or after the term of his employment. The agreement also restricts, for a period of one year after termination of employment, certain employment with mortgage brokerage businesses. The employment agreement is terminable by either party on two weeks' written prior notice to the other party.

   The Company's employment agreement with Mr. O'Reilly, its Senior Vice President, Secondary Marketing, provides for a base salary of not less than $200,000 per year and a bonus equal to 10% of the profit from secondary market activities for all loans sold. The Company also pays to Mr. O'Reilly a car allowance in the amount of $500 per month. The employment agreement is for a term of five years, and will automatically renew for additional one-year terms, provided that either party may terminate the agreement upon 120 days' prior notice to the other party. The employment agreement contains covenants not to compete for a period ending on the first anniversary of the termination of Mr. O'Reilly's employment. If the Company terminates the agreement for any reason other than for cause or Mr. O'Reilly terminates his employment for good reason, then the Company must pay him a lump sum payment of $200,000 or, if a change in control occurs within 6 months of such termination, $300,000.

   The Company's employment agreement with Mr. Burke, its Chief Financial Officer, provides for an annual base salary of $180,000, and is terminable by either party on two weeks' prior written notice to the other party.

DIRECTOR COMPENSATION

   Directors who are neither the Company's employees nor those of its subsidiaries will receive $3,000 per board meeting attended. Directors will be reimbursed for out-of-pocket expenses incurred in connection with their service as directors. In addition, each non-employee director is eligible to receive non-qualified stock options and restricted stock awards under the Company's 1999 Omnibus Stock Incentive Plan. Directors who serve either as the Company's officers or employees or as officers or employees of any of its subsidiaries will not receive any additional compensation for their services as directors.

   In 1999, Ms. Raffaeli and Mr. Bryant, as non-employee directors, each received, subject to the terms and conditions of the Company's 1999 Omnibus Stock Incentive Plan, 16,667 shares of restricted stock. The restriction period with respect to the shares of restricted stock shall expire, and the shares may be sold, transferred or otherwise disposed of, subject to applicable securities law requirements, on October 6, 2001.

PERFORMANCE GRAPH

   Set forth below is a graph comparing the cumulative total stockholder return on the Company's Common Stock with the S&P 500 Index and the Nasdaq Financial Index. The Company's Common Stock traded on the Nasdaq National Market under the symbol "AHMH". The graph assumes an investment of $100.00 on October 1, 1999 in
(i) the Company's Common Stock, (ii) the stocks comprising the S&P 500 Index and
(iii) a "peer group" selected by the Company's management. The peer group includes Countrywide Credit Industries, Inc., Flagstar Bancorp, Inc., Resource Bancshares Mortgage Group, Inc., Irwin Financial Corporation, E Loan, Inc. and Finet.com, Inc.



                                [GRAPHIC OMITTED]



                  CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH

       DATE             AHMH     S&P 500 INDEX     PEER GROUP INDEX
-------------------  ---------  ---------------  ---------------------
October 1, 1999          100          100                100
December 31, 1999     107.07       114.86              78.29
December 31, 2000      76.77       104.41             121.14

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

   The Compensation Committee of the Board of Directors was established after completion of the Company's initial public offering in October 1999. The Compensation Committee is currently comprised of two non-employee directors, Joseph P. Bryant and C. Cathleen Raffaeli. The Compensation Committee is responsible for making recommendations to the Board of Directors concerning the compensation levels of the executive officers of the Company. The Compensation Committee also administers the Company's Omnibus Stock Incentive Plan and determines awards to be made under such plan to the Company's executive officers and to other eligible employees. The Compensation Committee began to review compensation programs for executive officers annually, commencing in the year 2000.

   With respect to 2000, virtually all of the compensation the Company paid to executive officers was established under employment agreements that the Company had negotiated and executed before its initial public offering. The Compensation Committee has met once in 2000 and has ratified the terms of the existing employment agreements. Therefore, the following Compensation Committee Report on Philosophy, Base Salary, Commissions, Cash Bonus, Stock Options and Chief Executive Officer describe the considerations that have guided, or will guide, the Compensation Committee in assessing executive compensation.

                      REPORT OF THE COMPENSATION COMMITTEE


      Philosophy

   The goal of the Compensation Committee is to provide competitive levels of compensation that integrate pay with the Company's short-term and long-term performance goals, reward corporate performance and recognize individual initiative and achievement. A significant portion of senior executive compensation shall be tied to the Company's overall performance and, through options and stock grants, the performance of the Company's stock. It is anticipated that these policies will help the Company to continue to attract and retain quality personnel and thereby enhance the Company's long-term profitability and share value.

   Executive compensation ranges will be designed to be competitive with (i) those amounts paid to senior executives at companies in the mortgage industry that compete with the Company, (ii) companies that are similar in size and profitability to the Company and (iii) companies with which the Company competes for senior executives. Within this framework, individual executive compensation will continue to be based on personal and corporate achievement and the individual's level of responsibility and experience. However, in any particular year, the Company's executives may be paid more or less than executives in peer companies, depending on the Company's own performance.

   The executive officers' compensation is comprised of four principal components: base salary, commissions, bonus and stock options or awards granted under the Company's Stock Option Plan. These components are discussed below.

      Base Compensation

   The base salaries of the Company's executive officers will be based in part on comparative industry data and on various quantitative and qualitative considerations regarding corporate and individual performance. An executive's base salary will be determined only after an assessment of his or her sustained performance, current salary in relation to an objective salary range for the executive's job responsibilities and his or her experience and potential for advancement. In establishing base salaries for the Company's executive officers, the Compensation Committee may consider several additional factors, including:
(i) industry compensation trends; (ii) cost of living and other local and geographic considerations; (iii) mortgage industry and job-specific skills and knowledge; (iv) historical and expected contributions to the Company's performance; and (v) level, complexity, breadth and difficulty of duties.

      Commissions

   In addition to base salary, the Compensation Committee sets commissions for certain executives, providing an incentive to maximize the number of profitable loans originated by the Company, in order to ultimately maximize corporate performance.

      Bonus Program

   Eligible executive officers of the Company may also be awarded bonuses for achieving certain performance levels. These bonuses are based on various quantitative and qualitative performance criteria for these executive officers and are designed to attract and retain qualified individuals and also encourage them to meet the Company's desired performance goals.

      Stock Options and Stock Appreciation Rights

   In 1999, the Company provided long-term executive compensation incentives in the form of stock option awards and stock appreciation rights to more closely align the interest of management with the Company's stockholders. The Compensation Committee has continued this stock option program in 2000. The Compensation Committee believes that stock option awards and stock appreciation rights are an effective means of advancing the long-term interests of the Company's stockholders by integrating executive compensation with the long-term value of the Company's Common Stock. Awards are granted at the prevailing market price on the date of grant and are valuable to executives only if the Company's Common Stock appreciates.

      Chief Executive Officer

   Pursuant to his employment agreement, Mr. Strauss earned an annual base salary of $350,000 commencing January 1, 2000. In determining the fairness and adequacy of Mr. Strauss' compensation for 2000, the Compensation Committee took into consideration the Company's actual financial performance as well as Mr. Strauss' contributions to the growth and success of the Company. Other factors that have guided the Compensation Committee are Mr. Strauss' ability to lead the Company through its first years as a public company, the market performance of the Company's stock, the integration of acquired businesses, continued recruiting of valuable personnel and market development for the origination of loans. Mr. Strauss did not receive any portion of his compensation in the form of stock grants or options because he presently owns in excess of 56% of the outstanding shares and his interests are obviously aligned closely with other stockholders.

            Respectfully submitted,
            The Compensation Committee

            Joseph P. Bryant
            C. Cathleen Raffaeli

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   The Compensation Committee makes all compensation decisions. During 2000, the following directors served on the Compensation Committee: Joseph P. Bryant and
C. Cathleen Raffaeli. No interlocking relationship exists between the Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding ownership of Common Stock as of March 23, 2001, by (i) each person known to the Company to be the beneficial owner of more than 5% of the issued and outstanding shares of Common Stock as of that date, (ii) each of the members of the Company's Board of Directors, (iii) each of the Company's executive officers named in the "Summary Compensation Table" under "Executive Compensation" above and (iv) all directors and executive officers of the Company as a group. All shares were owned directly with sole voting and investment power unless otherwise indicated.



                                                          PERCENT OF COMMON
                               SHARES OF COMMON STOCK    STOCK BENEFICIALLY
NAME (1)                         BENEFICIALLY OWNED           OWNED (2)
----------------------------   ----------------------   ---------------------

Michael Strauss                      5,089,606                56.5%

John A. Johnston (3)                   403,448                 4.5%

Leonard Schoen, Jr.                        ---                    *

Joseph P. Bryant                        16,667                    *

C. Cathleen Raffaeli                    16,667                    *

Kenneth Slosser                         66,667 (4)                *

Scott Messina                              ---                    *

Robert E. Burke                            ---                    *

James P. O'Reilly                          ---                    *


All directors and executive
officers as a group (12
persons)                             5,593,005                62.1%

------------

* Represents less than 1%.

(1) Each person listed in the table is a director or named executive officer of the Company, with an address at c/o American Home Mortgage Holdings, Inc., 520 Broadhollow Road, Melville, New York 11747.

(2) Ownership percentages are based on 9,002,251 shares of Common Stock outstanding as of March 23, 2001. Under the rules of the Securities and Exchange Commission, shares of common stock that an individual has a right to acquire within 60 days of March 23, 2001 pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person shown in the table.

(3) Mr. Johnston acquired his shares of Common Stock in connection with the Agreement and Plan of Merger, dated December 29, 1999, between the Company and Marina Mortgage Company, Inc.

(4) This number includes 16,667 restricted shares of the Company's Common Stock and 50,000 warrants to purchase shares of the Company's Common Stock. Pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, shares of common stock that an individual has a right to acquire within 60 days from March 23, 2001 pursuant to the exercise of options or warrants are deemed to be beneficially owned by such person. Messrs. Schoen, Burke and O'Reilly each own options to purchase Common Stock of the Company as follows: (i) Mr. Schoen - 33,334, (ii) Mr. Burke - 25,000 and (iii) Mr. O'Reilly - 25,000; however, such options are not exercisable until October 6, 2001, and as such are not included as "beneficially owned" for purposes of this table. Mr. Messina also held 10,000 options to purchase Common Stock of the Company, but his options expired upon the termination of his employment with the Company on April 3, 2001 and are no longer exercisable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The following parties had a direct or indirect material interest in transactions with the Company since the beginning of 2000 and such transactions are described below.

   In consideration of his employment as Senior Vice President, Secondary Marketing, and the payment of $100, Mr. O'Reilly has granted the Company a 20-year non-exclusive license to use certain interest rate risk management software developed by Mr. O'Reilly.

   Mr. Slosser is a Managing Director of Friedman, Billings, Ramsey & Co., Inc. ("FBR"). On or about December 15, 1999, the Company retained FBR to serve as its financial advisor in connection with the acquisitions of two mortgage companies in 1999 and 2000 and to provide the Company's Board of Directors with an opinion as to the fairness of each transaction from a financial perspective. FBR received cash fees of $75,000 for each of these acquisitions in connection with its services as financial advisor. In addition, the Company agreed to indemnify FBR and its officers and directors against certain liabilities in connection with the initial public offering and acquisitions. Also, on June 21, 2000, the Company and FBR entered into a letter agreement whereby the Company retained FBR to serve as its financial advisor in connection with evaluation of certain of the Company's strategic alternatives. FBR received a retainer fee in connection with its services under this agreement, which remains in effect.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, American Home Mortgage Holdings, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of April, 2001.


                                 AMERICAN HOME MORTGAGE HOLDINGS, INC.


                                 By:  /s/ Michael Strauss
                                     ------------------------------------------
                                     Name:  Michael Strauss
                                     Title: President & Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on the 27th day of April, 2001.

                  SIGNATURE                            TITLE
                  ---------                            -----


           /s/ Michael Strauss           Chairman of the Board, President &
           ----------------------------  Chief Executive Officer
           Michael Strauss


           /s/  Robert E.  Burke         Chief Financial Officer
           ----------------------------
           Robert E.  Burke


           /s/  Richard Silver           Controller
           ----------------------------
           Richard Silver


           /s/  Joseph P.  Bryant        Director
           ----------------------------
           Joseph P.  Bryant


           /s/  John A.  Johnston        Director
           ----------------------------
           John A.  Johnston


           /s/  C.  Cathleen Raffaeli    Director
           ----------------------------
           C.  Cathleen Raffaeli


           /s/  Leonard Schoen, Jr.       Director
           ----------------------------
           Leonard Schoen, Jr.


           /s/  Kenneth Slosser          Director
           ----------------------------
           Kenneth Slosser