Form 10-Q
period 2001-03-31
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2001-05-11
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                    520 BROADHOLLOW ROAD, MELVILLE, NY 10747
               ---------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

            As of March 31, 2000, 9,002,251 shares of the Registrant's Common Stock, $.01 par value were outstanding.

             AMERICAN HOME MORTGAGE HOLDINGS, INC. AND SUBSIDIARY

                          QUARTER ENDED MARCH 31, 2001
                                      INDEX


PART I-FINANCIAL INFORMATION

      Item 1.     Condensed Consolidated Financial Statements

                  Consolidated Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000

                  Consolidated Statements of Income (unaudited) - Three months ended March 31, 2001 and 2000

                  Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2001 and 2000

                  Notes to Consolidated Financial Statements (unaudited)

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk

PART II-OTHER INFORMATION

      Item 4.     Submission of Matters to a Vote of Security Holders

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURE

                                     ITEM 1.

                   CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                               MARCH 31,      DECEMBER 31,
                                                                 2001             2000
                                                             ------------     ------------
                                                              (Unaudited)
ASSETS

Cash and cash equivalents                                    $  5,483,878     $  6,005,392
Accounts receivable                                            11,221,918        8,982,453
Mortgage loans held for sale, net                             181,439,531      143,967,142
Mortgage loans held for investment, net                           230,243          260,243
Real estate owned                                                 258,864          355,817
Mortgage servicing rights, net                                     35,662           37,014
Premises and equipment, net                                     7,407,001        7,152,454
Prepaid expenses and security deposits                          2,012,166        1,835,279
Goodwill                                                       15,030,121       14,936,582
                                                             ------------     ------------

TOTAL ASSETS                                                 $223,119,384     $183,532,376
                                                             ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Warehouse lines of credit                              $161,837,389     $130,483,671
      Drafts payable                                            7,297,210        8,349,482
      Accrued expenses and other                               14,522,124       11,423,509
      Notes payable                                             3,686,328        3,972,281
      Deferred income tax liability                             3,491,192        2,110,150
                                                             ------------     ------------
                Total liabilities                             190,834,243      156,339,093
                                                             ------------     ------------

COMMITMENTS AND CONTINGENCIES                                          --               --

MINORITY INTEREST                                                 646,312          581,418

STOCKHOLDERS' EQUITY:
      Preferred stock $1.00 per share, 1,000,000 shares
           authorized, none issued and outstanding                     --               --
      Common stock, $.01 per share par value, 19,000,000
           shares authorized, 9,002,251 and 8,985,584
           issued and outstanding                                  90,022           89,855
      Additional paid-in capital                               20,766,793       20,462,791
      Retained earnings                                        10,782,014        6,059,219
                                                             ------------     ------------
                Total stockholders' equity                     31,638,829       26,611,865
                                                             ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $223,119,384     $183,532,376
                                                             ============     ============

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                              FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                 2001            2000
                                                                             -----------     -----------
REVENUES:
      Gain on sale of mortgage loans                                         $21,157,991     $ 8,032,107
      Interest income, net                                                       637,579         939,454
      Other                                                                      266,125         495,971
                                                                             -----------     -----------
           Total revenues                                                     22,061,695       9,467,532
                                                                             -----------     -----------
EXPENSES:
      Salaries, commissions and benefits, net                                 10,651,305       4,372,736
      Marketing and promotion                                                  1,421,378         444,866
      Occupancy and equipment                                                  1,827,620       1,076,178
      Data processing and communications                                         776,564         507,597
      Provision for loss                                                          30,000              --
      Other                                                                    2,562,161       1,548,161
                                                                             -----------     -----------
           Total expenses                                                     17,269,028       7,949,538
                                                                             -----------     -----------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                               4,792,667       1,517,994
INCOME TAXES                                                                   1,993,947         697,700
                                                                             -----------     -----------

INCOME BEFORE MINORITY INTEREST                                                2,798,720         820,294
MINORITY INTEREST IN INCOME (LOSS) OF CONSOLIDATED JOINT VENTURE                 265,054         (67,685)
                                                                             -----------     -----------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE                                                     2,533,666         887,979

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
      NET OF INCOME TAXES                                                      2,142,552              --
                                                                             -----------     -----------

NET INCOME                                                                   $ 4,676,218     $   887,979
                                                                             ===========     ===========

Per share data:
      Basic before cumulative effect of change in accounting principle       $      0.28     $      0.11
      Basic after cumulative effect of change in accounting principle        $      0.52     $      0.11

      Diluted before cumulative effect of change in accounting principle     $      0.28     $      0.11
      Diluted after cumulative effect of change in accounting principle      $      0.51     $      0.11

Weighted average number of shares - basic                                      9,000,779       8,286,747
                                                                             ===========     ===========

Weighted average number of shares - diluted                                    9,157,223       8,397,193
                                                                             ===========     ===========

See Notes to Consolidated Financial Statements.

                    AMERICAN HOME MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
------------------------------------------------------------------------------

                                                                        FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         2001                 2000
                                                                   ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES :
     Net income                                                    $     4,676,218      $       887,979
     Adjustments to reconcile net income to net cash used in
         operating activities:
            Depreciation and amortization                                  563,137              285,916
            Provision for loss                                              30,000                   --
            Origination of mortgage loans held for sale             (1,197,751,746)        (467,918,463)
            Proceeds on sale of mortgage loans                       1,160,630,103          463,225,245
            Deferred income taxes                                        1,381,042
            Increase in accrued expenses and other liabilities           3,098,615            2,357,027
            (Increase) / decrease in:
                Accounts receivable                                     (2,239,465)          (1,993,387)
                Mortgage servicing rights                                    1,352                   --
                Prepaid expenses and security deposits                    (176,887)             179,025
                Goodwill                                                  (300,000)                  --
                                                                   ---------------      ---------------
                Net cash used in operating activities                  (30,087,631)          (2,976,658)
                                                                   ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale (purchase) of real estate owned, net                              96,953              (36,270)
     Purchases of premises and equipment, net                             (611,223)            (332,316)
     Increase (decrease) in minority interest                               64,894              (67,685)
     Decrease in loans held for investment                                      --                  477
                                                                   ---------------      ---------------
                Net cash used in investing activities                     (449,376)            (435,794)
                                                                   ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in warehouse lines of credit                              31,353,718            5,703,942
     Decrease in drafts payable                                         (1,052,272)          (2,119,937)
     Decrease in notes payable                                            (285,953)                  --
                                                                   ---------------      ---------------
                Net cash provided by financing activities               30,015,493            3,584,005
                                                                   ---------------      ---------------

NET (DECREASE) INCREASE IN CASH                                           (521,514)             171,553

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           6,005,392            3,414,017
                                                                   ---------------      ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $     5,483,878      $     3,585,570
                                                                   ===============      ===============

SUPPLEMENTAL DISCLOSURE--CASH PAID FOR:
     Interest                                                      $     2,027,203      $       959,459
     Taxes                                                               3,369,996              901,620

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of American Home Mortgage Holdings, Inc. and its subsidiaries, American Home Mortgage Corp. ("American Home Mortgage") and Marina Mortgage Company, Inc. ("Marina") (collectively the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2001.

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-K for the year then ended.

NOTE 2-EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents. There was a de minimus dilutive effect as of March 31, 2001.

NOTE 3-ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which requires the recognition of all derivative financial instruments at fair value and reported as either assets or liabilities in the balance sheet. The accounting for gains and losses associated with changes in the fair value of derivatives are reported in current earnings, net of tax, depending on whether they qualify for hedge accounting and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge must have been established at the inception of the hedge. Those methods must also be consistent with the entity's approach to managing risk. Although the Company continues to hedge as previously done, SFAS 133, as applied to our risk management strategies, may increase or decrease reported net income depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on actual cash flows or the overall economics of the transactions.

As part of the Company's secondary marketing and related hedging activities, mortgage-backed securities are purchased and sold forward, and options are acquired on mortgage and treasury securities. At March 31, 2001, forward delivery commitments amounted to approximately $410 million, options to buy securities amounted to approximately $125 million and options to sell securities amounted to approximately $70 million. These contracts have a high correlation to the price movement of the loans being hedged. These types of hedges are considered fair value hedges.

On January 1, 2001, the Company recognized the fair value of all freestanding derivative instruments which resulted in recording an asset in the amount of $7.5 million and a liability in the amount of $3.7 million. The net transition adjustment for the Company's derivatives resulted in an after tax gain of $2.1 million and was recognized as a cumulative-effect-type adjustment to net income, effective January 1, 2001. The related derivative asset and liability accounts have been adjusted for changes in their respective fair values, which had an immaterial net impact to the earnings for the quarter ended March 31, 2001.

NOTE 4- ACQUISITIONS

On June 30, 2000, the Company acquired First Home Mortgage Corp. ("First Home"), a residential mortgage lender headquartered in Illinois, which was immediately merged into American Home Mortgage Corp. The Company issued 489,804 shares of common stock and is paying $3.6 million over a period of two years. In addition, the shareholders of First Home may receive additional consideration consisting of cash and shares of the Company's common stock based on the future results of the financial performance of the First Home division of the Company (please see the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2000 for further information).

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

NOTE 5- SUBSEQUENT EVENT

During the first quarter the Company entered into an agreement with Commonwealth Bank, a subsidiary of Commonwealth Bancorp, Inc., to purchase the Pennsylvania and Maryland loan production offices of its residential mortgage division, ComNet Mortgage Services. The transaction closed on April 1, 2001.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through its 475 primarily commission-compensated loan originators. The Company operates from 53 loan offices in the New York metropolitan area and six other eastern states, and in California, Illinois, New Mexico and Arizona. The Company operates primarily as a mortgage banker, underwriting, funding and then reselling its loan products to more than 45 different buyers. In January of 1999, the Company began marketing its mortgage products over the Internet through its Internet site, MORTGAGESELECT.COM. Mortgage products are originated online through arrangements with a number of popular Web sites and through the Company's own Web site, established in 1999.

Net income for the first quarter of 2000 totaled $4.7 million or $0.51 per share on a diluted basis, which included the one-time cumulative effect of adopting Statement of Financial Accounting Standards No. 133,"Accounting for Derivative Instruments and Hedging Activities," as amended, ("SFAS 133") (see footnote 3 in Notes to Consolidated Financial Statement). Net income before the cumulative effect of change in accounting principle totaled $2.5 million, or $0.28 per share on a diluted basis, compared to $888,000, or $0.11 per share in the 2000 first quarter.

Loan originations increased 153.9% in the first quarter of 2001, totaling $1.3 billion compared to $0.5 billion in the 2000 first quarter. Originations from our MORTGAGESELECT.COM Internet Web site totaled $201.0 million in the first quarter of 2000.

RESULTS OF OPERATIONS

The following table sets forth information derived from the Company's Consolidated Statements of Income expressed as a percentage of total revenues:

                                                      For the three months ended
                                                               March 31,
                                                            2001      2000
                                                           ------    ------
Revenues

Gain on sale of mortgage loans ........................      95.9%     84.9%
Interest income, net ..................................      2.89       9.9
Other .................................................      1.21       5.3
                                                           ------    ------

Total revenues ........................................     100.0     100.0
                                                           ------    ------

Expenses

Salaries, commissions and benefits, net ...............      48.3      46.2
Marketing and promotion ...............................       6.4       4.7
Occupancy and equipment ...............................       8.3      11.4
Data processing and communications ....................       3.5       5.4
Provision for loss ....................................       0.1        --


Other .................................................      11.6      16.3
                                                           ------    ------

Total expenses ........................................      78.3      84.0
                                                           ------    ------

Income before income taxes and minority interest ......      21.7      16.0

Income taxes ..........................................       9.0       7.3

Minority interest .....................................       1.2      (0.7)
                                                           ------    ------

Net income before cumulative effect of change in ......

   Accounting principle ...............................      11.5       9.4

Cumulative effect of change in accounting principle....       9.7        --
                                                           ------    ------

Net income ............................................      21.2%      9.4%
                                                           ======    ======

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED
                                 MARCH 31, 2000

REVENUES

Revenues for the first quarter of 2001 were $22.1 million compared to $9.5 million in 2000, an increase of 133.0%. The increase was a result of increased gains on sale of mortgage loans, offset by declines in net interest income and volume incentive bonuses.

Gain on sale increased by 163.4% to $21.2 million from $8.0 million a year earlier, generally a result of an increase in loan volume, partially resulting from the First Home acquisition and a decline in interest rates. Loans sold in the first quarter of 2001 were $1.2 billion compared to $495.2 million in the like quarter in 2000 (which amounts include $71.7 million and $32.0 million of originations in which we acted as broker, respectively).

Net interest income decreased to $638,000 from $939,000 a year ago, a decrease of 32.1%. The decline resulted from narrowed margins due to a flattening of the yield curve.

Other income was $266,000 for the quarter compared to $496,000 for the first quarter of 2000. Other income primarily consists of volume incentive bonuses received from loan purchasers. These bonus payments are earned and recognized when the Company achieves volume targets specified in agreements with these purchasers. The decline was a result of the Company selling loans to investors at a higher yield that do not offer bonuses.

EXPENSES

Salaries, commissions and benefits increased by 143.6% to $10.7 million from $4.4 million from the 2000 first quarter. The increase was largely due to the inclusion of expenses of First Home and the Roslyn Branches following the acquisitions and increased staffing levels related to our MORTGAGESELECT.COM Internet Web site.

Occupancy and equipment costs increased by 69.8% to $1.8 million for the current quarter from $1.1 million in 2000. The increase in costs is reflective of the acquisition of First Home and the Roslyn Branches, the opening of new community loan offices and Internet call centers and greater depreciation charges as a result of the Company's increased investments in computer networking.

Marketing and promotion expenses totaled $1.4 million in the current period, up 219.5% from the first quarter of 2000. Increased advertising expenses in support of retail operations and our MORTGAGESELECT.COM Internet Web site accounted for the increase.

Data processing and communications by increased 53.0% to $777,000 from $508,000 in the first quarter of 2000. The increase was a result of the acquisition of First Home and the Roslyn Branches, the growth in our MORTGAGESELECT.COM Internet Web site and the opening of new office locations.

Other expenses increased by 65.5% to $2.6 million, from $1.5 million in 2000. These expenses, which consist generally of office supplies, travel, professional fees and insurance, have increased as a result of the growth in our MORTGAGESELECT.COM Internet Web site, the acquisitions of Marina, First Home and the Roslyn Branches, new office openings and higher loan production and related employment levels.

LIQUIDITY AND CAPITAL RESOURCES

To originate a mortgage loan, the Company draws against a syndicated warehouse facility that its subsidiaries, American Home Mortgage Corp. and Marina Mortgage Company, Inc., have entered into, agented by First Union National Bank ("First Union"), a committed facility with Morgan Stanley Dean Witter Mortgage Capital, Inc. ("Morgan Stanley") and a pre-purchase facility with UBS Paine Webber ("Paine Webber"). The First Union warehouse facility is for $115 million. The Morgan Stanley facility is for $75 million and the Paine Webber facility is for $80 million. The Company's warehouse facilities are secured by the mortgages it originates and certain of its other assets. Loans under its warehouse facilities bear interest at rates that vary depending on the type of underlying loan, and these loans are subject to sublimits, advance rates and terms that vary depending on the type of underlying loan and the ratio of the Company's liabilities to its tangible net worth.

In addition to the First Union, Morgan Stanley and Paine Webber warehouse facilities, the Company has purchase and sale agreements with Fannie Mae and Paine Webber. Pursuant to these arrangements, the Company obtains commitments from the ultimate buyer, which may be a bank, a pension fund or an investment bank, to purchase its loans. These loans are then sold together with the commitment from the ultimate buyer to one of the two institutions above, who subsequently take responsibility for consummating the final transaction. These agreements allow the Company to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facility. The combined capacity available under the Company's purchase and sale agreements is $462 million.

For the three months ended March 31, 2001, net cash provided by (used in) operating, investing and financing activities was $(30.1) million, $(0.4) million and $30.0 million respectively. Net cash used in operating activities was primarily due to loan originations exceeding loan sales and an increase in prepaid expenses and security deposits, offset by an increase in accrued expenses and other liabilities and net income. Net cash used in investing activities was primarily due to the purchase of fixtures. Net cash provided by financing activities was a result of an increase in warehouse lines of credit which are collateralized by mortgage loans held for sale, offset by a decrease in drafts payable.

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

The following table summarizes the Company's interest rate sensitive instruments:

                                                                         MARCH 31, 2001              DECEMBER 31, 2000
                                                                         --------------              -----------------
                                                                 NOTIONAL AMOUNT   FAIR VALUE  NOTIONAL AMOUNT  FAIR VALUE
                                                                 ---------------   ----------  ---------------  ----------
Instruments:
Commitments to fund mortgages at agreed-upon rates.............     $582,461,980    $7,033,646    $241,926,529  $7,453,609
     Forward delivery commitments..............................      409,574,680    (3,207,660)    224,172,000  (3,738,524)
     Option contracts to buy securities........................      125,000,000       586,946      10,000,000     167,150
     Option contracts to sell securities.......................       70,000,000       166,597              --          --

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2000.

                            PART II-OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         The following exhibit is filed as part of this Quarterly Report on Form 10-Q:

         None

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


                             AMERICAN HOME MORTGAGE HOLDINGS, INC.
                             -------------------------------------

                                      (Registrant)



Date:    May 11, 2000                      By:      /S/ ROBERT E. BURKE
                                               -------------------------------
                                                       Robert E. Burke
                                                   Chief Financial Officer



Date:    May 11, 2000                      By:      /S/ RICHARD D. SILVER
                                               -------------------------------
                                                       Richard D. Silver
                                                          Controller