Form 10-K/A
period 2000-12-31
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2001-06-15
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

                        COMMISSION FILE NUMBER 000-27081

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                     13-4066303
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


520 BROADHOLLOW ROAD, MELVILLE, NY                         11747
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


                                 (516) 949-3900
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

          Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of its Common Stock on June 14, 2001, on the NASDAQ National Market was $28,744,250.

          As of June 14, 2001, there were 9,002,251 shares of Common Stock outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................3

ITEM 11.   EXECUTIVE COMPENSATION............................................6

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...12

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................13

SIGNATURES..................................................................14

                                   PART III.


     Items 10, 11, 12 and 13 to the Annual Report on Form 10-K of American Home Mortgage Holdings, Inc. ("AHMH," or the "Company") for the year ended December 31, 2000, as filed with the Securities and Exchange Commission (the "SEC") on March 30, 2001, and as amended on Form 10-K/A filed with the SEC on April 27, 2001, are hereby amended and restated in their entirety as follows.


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

                Name                     Age                     Position with the Company
-------------------------------------    ---    ------------------------------------------------------------
DIRECTORS WHOSE TERMS EXPIRE IN 2001:

   John A. Johnston                      47     Director of AHMH and Chief Executive Officer of Marina
                                                   Mortgage Company, Inc., a wholly-owned  subsidiary of the
                                                   Company ("Marina")
   Leonard Schoen, Jr.                   36     Director and Executive Vice President

DIRECTORS WHOSE TERMS EXPIRE IN 2002:

   Michael Strauss                       42     Chairman of the Board, President and Chief Executive Officer
   Joseph P. Bryant                      53     Director

DIRECTORS WHOSE TERMS EXPIRE IN 2003:

   C. Cathleen Raffaeli                  44     Director
   Kenneth Slosser                       37     Director

EXECUTIVE OFFICERS AND OTHER KEY
EMPLOYEES WHO ARE NOT DIRECTORS:

   Ronald L. Bergum                      38     President of Marina
   Robert E. Burke                       34     Chief Financial Officer
   Chris Cavaco                          32     Chief Information Officer
   Mitchell Eininger                     45     Senior Vice President, Business Development
   Thomas J. Fiddler                     35     Executive Vice President, Sales and Marketing
   Donald Henig                          42     Senior Vice President, New Sales Channels
   Paul E. Knag, Jr.                     29     Senior Vice President, MortgageSelect Production
   Dena Kwaschyn                         40     Senior Vice President, Operations
   John A. Manglardi                     48     Senior Executive Vice President
   Vincent A. Manglardi                  45     Senior Executive Vice President
   James P. O'Reilly                     47     Senior Vice President, Secondary Marketing
   Richard D. Silver                     56     Senior Vice President, Controller


     MICHAEL STRAUSS. Mr. Strauss, the Company's founder, established the Company in 1988 and currently serves as the Chairman of the Board of Directors, President and Chief Executive Officer. He is responsible for the Company's strategic direction as well as overseeing its day-to-day operations.

     RONALD L. BERGUM. Mr. Bergum has served as President of Marina since 1994. AHMH acquired Marina on December 29, 1999, and Mr. Bergum has continued to serve as President of Marina, now one of our wholly-owned subsidiaries, since such date.

     JOSEPH P. BRYANT. Mr. Bryant has served on the Company's Board of Directors since October 1999. Mr. Bryant has been the President of the Real Estate Group of eOriginal, Inc., an electronic document services company, since March 2000. He has also been the Chief Executive Officer of The Bison Financial Group, Inc., a company involved in buying, selling and financing distressed commercial real estate, since July 1999. From March 1998 to July 1999, he was Chief Executive Officer and President of Roslyn National Mortgage Corp., a New York-based multi-state mortgage company. From June 1997 to March 1998, he was First Vice President of Home Federal Savings Bank. From March 1993 to June 1997, Mr. Bryant served as Executive Vice President and Chief Mortgage Officer of Long Island Savings Bank.

     ROBERT E. BURKE. Mr. Burke served as AHMH's Chief Financial Officer from April 1997 to April 1999 and has resumed that position as of March 2000. Mr. Burke served on AHMH's Board of Directors from October 1999 until March 2000 and served as Senior Vice President, Treasurer from May 1999 until March 2000. He was a partner with Burke & Company, an independent accounting firm, from 1995 to 1997, and a Senior Manager at Goldstein Golub Kessler & Company, P.C., another independent accounting firm, from 1990 to 1995. Mr. Burke is a Certified Public Accountant.

     CHRIS CAVACO. Mr. Cavaco joined the Company in November 2000 as its Chief Information Officer. Prior to joining the Company, he worked for MCI WorldCom Wireless from June 1997 as the Network and Systems Manager and, later, Applications Development Manager. From 1991 until June 1997, Mr. Cavaco was self-employed as an information system consultant.

     MITCHELL EININGER. Mr. Eininger joined the Company in November 1996 as Senior Vice President, Business Development. From March 1993 to November 1996, he was an Assistant Vice President of Norwest Mortgage, where he was responsible for opening mortgage banking facilities in the New York City area. From 1990 to 1993, Mr. Eininger was the branch manager of the Bardonia, New York office of Sears Mortgage Company, where he was responsible for origination, staffing and employee and customer relation matters.

     THOMAS J. FIDDLER. Mr. Fiddler has been the Company's Executive Vice President, Sales and Marketing, since the Company acquired First Home Mortgage Corp. ("First Home") in June 2000. Prior to the acquisition, he served as Vice President, Sales, of First Home since 1997. Mr. Fiddler manages over 150 retail mortgage loan originators with production in 2000 in excess of $1.5 billion.

     DONALD HENIG. Mr. Henig joined the Company in February 2001 as Senior Vice President, New Sales Channels. From February 2000 until February 2001, Mr. Henig served as Senior Vice President at LoanTrader.com, where he was responsible for business development and corporate relations. From October 1999 until February 2000, Mr. Henig was Managing Director - National Account Sales and Eastern Region Manager of Ultraprise.com, an online secondary market exchange. Between 1997 and 1999, Mr. Henig served as Senior Vice President, National Sales and Director of Lender Relations at MtgPro, Inc. In 1995, Mr. Henig founded Mortgage Tech Group, LTD., a multistate mortgage origination franchise, and he served as President of that company until 1997. From 1985 until 1995, Mr. Henig served as President of Island Mortgage Network, Inc., a company which he founded.

     JOHN A. JOHNSTON. Mr. Johnston has been one of AHMH's directors since March 2000 and has served as Chief Executive Officer of Marina since 1991. The Company acquired Marina on December 29, 1999, and Mr. Johnston has continued to serve as Chief Executive Officer of Marina, now one of AHMH's wholly-owned subsidiaries, since such date.

     PAUL E. KNAG, Jr. Mr. Knag joined the Company in July 1997. He is Senior Vice President, MortgageSelect Production, overseeing the Company's three Internet call centers. From 1995 to 1997, he was with PNC Mortgage, where he initiated Internet mortgage originations.

     DENA KWASCHYN. Ms. Kwaschyn joined the Company in February 2001 as Senior Vice President, Operations. From April 2000 to February 2001, Ms. Kwaschyn served as Director of Operations for L'Argent Mortgage Bankers. From April 1999 until March 2000, Ms. Kwaschyn was a self-employed consultant to various mortgage banking firms. Ms. Kwaschyn was Executive Vice President, Director of Mortgage Lending, from September 1997 until April 1999 at Long Island Savings Bank, having first served as Long Island Savings Bank's Director of Operations of the Mortgage Division from February 1986 through September 1997.

     JOHN A. MANGLARDI. Mr. Manglardi has been a Senior Executive Vice President since the Company acquired First Home in June 2000. Prior to the acquisition, he served as President and Chief Executive Officer of First Home since he co-founded that company in 1994. Mr. Manglardi is directly involved in the day-to-day operations of the management, administration and expansion of the Company's First Home sales network. Mr. Manglardi is the brother of Vincent A. Manglardi.

     VINCENT A. MANGLARDI. Mr. Manglardi has been a Senior Executive Vice President since the Company acquired First Home in June 2000. Prior to the acquisition, he served as Senior Vice President and Treasurer of First Home since he co-founded that company in 1994. Mr. Manglardi is directly involved in the day-to-day activities of the Company's wholesale lending business. Mr. Manglardi is the brother of John A. Manglardi.

     JAMES P. O'REILLY. Mr. O'Reilly joined the Company in March 1998 as Senior Vice President, Secondary Marketing. He was Senior Vice President at Gateway Funding, a Pennsylvania mortgage banker, from 1996 to March 1998, President of Secondary Marketing Services, a consulting firm specializing in interest rate risk management, from 1994 to 1996 and Senior Vice President at First Keystone Mortgage, a Pennsylvania mortgage banker, from 1993 to 1994. Mr. O'Reilly also is a Certified Public Accountant and, prior to 1993, was a Senior Bank Examiner for the Federal Home Loan Bank Board, where he was responsible for the supervisory examinations of thrift institutions.

     C. CATHLEEN RAFFAELI. Ms. Raffaeli has served on AHMH's Board of Directors since October 1999. Since December 1998, Ms. Raffaeli has been the President and Chief Operating Officer of Proact Technologies Corp., an e-commerce company majority owned by IXL Enterprises, a Nasdaq National Market-listed Internet services company. Prior to joining Proact Technologies Corp., Ms. Raffaeli was the Executive Director of the commercial credit card division of Citicorp from 1994. From 1992 to 1994, Ms. Raffaeli served as Senior Vice President of Chemical Bank, where she was responsible for its New York retail mortgage and national telemarketing business.

     LEONARD SCHOEN, JR. Mr. Schoen has been with the Company since 1988. He has served on the Company's Board of Directors since October 1999 and was the Senior Vice President, Operations, overseeing all processing and underwriting functions, from 1995 until February 2001, when Mr. Schoen was named Executive Vice President.

     RICHARD D. SILVER. Mr. Silver joined the Company in February 2000 as Senior Vice President, Controller. Prior to joining AHMH, he was Chief Financial Officer of Marina, which the Company acquired on December 29, 1999, since 1998. Prior to that, Mr. Silver served as Senior Vice President, Controller of Downey Financial Corp., a federally-chartered savings association, in Newport Beach, California, where he was responsible for managing the accounting department.

     KENNETH P. SLOSSER. Mr. Slosser was appointed to AHMH's Board of Directors in March 2000 to fill the vacancy created by Robert E. Burke's resignation from the Board. Since 1998, Mr. Slosser has been a Managing Director of the Investment Banking and Corporate Finance Department of the investment bank Friedman, Billings, Ramsey & Co., Inc. From December 1996 until 1998, Mr. Slosser was a Senior Vice President of Friedman, Billings, Ramsey & Co., Inc. From August 1990 through November 1996, Mr. Slosser served as Assistant Regional Director for the Office of Thrift Supervision, a division of the U.S. Treasury Department responsible for the oversight and examination of savings institutions. From June 1986 through August 1990, he served in various other capacities with the Office of Thrift Supervision.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain summary information concerning compensation paid or accrued by the Company, to or on behalf of the Chief Executive Officer and to each of the Company's four most highly compensated executive officers other than the Chief Executive Officer during the year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                                                              COMPENSATION
                                                   ANNUAL COMPENSATION           AWARDS
                                                                               SECURITIES        ALL OTHER
                                                                               UNDERLYING         COMPEN-
NAME AND PRINCIPAL POSITION          YEAR      SALARY ($)     BONUS ($)     OPTIONS/SARS (#)   SATION ($) (1)
---------------------------          ----      ----------     ---------     ----------------   --------------

Michael Strauss                      2000      355,329 (3)         ---             ---               ---
Chief Executive Officer              1999      124,384             ---             ---               ---
and President (2)                    1998      131,847             ---             ---               ---

Robert E. Burke                      2000      188,000             ---               ---          13,974
Chief Financial Officer (4)          1999      173,145          20,000            25,000             ---
                                     1998      156,154             ---               ---           9,010

Scott Messina                        2000      229,500             ---               ---           4,523
Senior Vice President, Internet      1999      162,735             ---            10,000          25,791
Operations (5)                       1998       63,654 (6)         ---               ---             ---

James P. O'Reilly                    2000      209,230          86,674               ---             ---
Senior Vice President, Secondary     1999      142,308          43,687            25,000             ---
Marketing                            1998      100,019             ---               ---             ---

Leonard Schoen, Jr.                  2000      260,000             ---               ---          21,758
Executive Vice President             1999      249,449             ---            33,334           5,076
                                     1998      219,711             ---               ---          13,931

---------------

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

(3) Although Mr. Strauss' employment agreement provides for a salary of $350,000 in 2000, he earned $355,329 in 2000 as a result of a one-time adjustment due to the Company's conversion from a bi-weekly to a semi-monthly payroll.

(4) Mr. Burke served as Chief Financial Officer of the Company from April 1997 through April 1999, and resumed that position as of March 2000. From May 1999 until March 2000, Mr. Burke served as Senior Vice President, Treasurer, of the Company.

(5) Mr. Messina served as Senior Vice President, Internet Operations, of the Company from September 29, 1998 until April 3, 2001. Mr. Messina's options expired upon the termination of his employment with the Company and are no longer exercisable.

(6) This amount includes Mr. Messina's salary from September 29, 1998 to December 31, 1998 and includes any commissions he received during that period.

1999 OMNIBUS STOCK INCENTIVE PLAN

     In August 1999, the Company's Board of Directors adopted and its stockholder at such time approved the 1999 Omnibus Stock Incentive Plan (the "Omnibus Stock Plan"). The Company has reserved an aggregate of 750,000 shares of Common Stock for issuance under the Omnibus Stock Plan. The Company's Board of Directors has, subject to stockholder approval, authorized increasing the number of options authorized under the Omnibus Stock Plan by an additional 750,000 shares. The purpose of the Omnibus Stock Plan is to promote the Company's long-term growth and profitability by providing individuals with incentives to improve stockholder value and contribute to the Company's growth and financial success, and by enabling the Company to attract, retain and reward the best available persons for positions of substantial responsibility.

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

     To date, 50,001 shares of restricted stock and options to acquire 694,027 shares of Common Stock have been granted. The options with respect to 405,433 shares of Common Stock are exercisable at the initial public offering price of $6.00 per share. The options to acquire the remaining 283,594 shares of Common Stock were granted at exercise prices ranging from $4.75 to $6.4375 per share, based on the market price of the Common Stock on the Nasdaq National Market.

     The Compensation Committee of the Board of Directors administers the Omnibus Stock Plan. In doing so, the Compensation Committee has the authority to:

     o determine the eligible persons to whom, and the time or times at which, awards shall be granted;

     o    determine the types of awards to be granted;

     o determine the number of shares to be covered by or used for reference purposes for each award;

     o impose terms, limitations, restrictions and conditions on any award as deemed appropriate;

     o modify, amend, extend or renew outstanding awards, or accept the surrender of outstanding awards and substitute new awards (provided, however, that except in specified circumstances, any modification that would materially adversely affect any outstanding award may not be made without the consent of the grantee);

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

     As the Omnibus Stock Plan's administrator, the Compensation Committee also is authorized to make adjustments in the terms and conditions of, and the criteria included in, awards in recognition of unusual or nonrecurring events affecting the Company or its financial statements or those of its subsidiaries, or of changes in applicable laws, regulations or accounting principles, whenever the administrator determines that such adjustments are appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Omnibus Stock Plan.

     Options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code must have an exercise price at least equal to the fair market value of the underlying shares on the date of grant. Incentive stock options may not be exercisable more than 10 years from the date the option is granted. If any of the Company's employees, or those of its subsidiaries, owns or is deemed to own at the date of grant shares of stock representing in excess of 10% of the combined voting power of all classes of the Company's stock, the exercise price for the incentive stock options granted to that employee may not be less than 110% of the fair market value of the underlying shares on that date and the option may not be exercisable more than 5 years from the date the option is granted. The option exercise price may be paid in cash, by tender of shares of Common Stock, by a combination of cash and shares or by any other means the administrator approves. Awards of stock appreciation rights, stock and phantom stock awards and performance awards may be settled in cash, shares of Common Stock or a combination of both, in the administrator's discretion.

     The Board of Directors may terminate, amend or modify the Omnibus Stock Plan or any portion of it at any time, except that all awards made before the termination of the Omnibus Stock Plan will remain in effect until they have been satisfied or terminated in accordance with the terms of the Omnibus Stock Plan and those awards.

     No stock option grants were made during the year ended December 31, 2000.

     The following table sets forth certain summary information concerning exercised and unexercised options to purchase the Company's Common Stock as of December 31, 2000, under the Company's Omnibus Stock Plan held by the executive officers named in the "Summary Compensation Table."


                                                STOCK OPTION EXERCISES IN FISCAL YEAR
                                               2000 AND FISCAL YEAR-END OPTION VALUES

                                                                    Number of Unexercised          Value of Unexercised
                                                                 Options/SARs Held at Fiscal   In-The-Money Options/SARs at
                                                                         Year-End (#)             Fiscal Year-End ($) (1)
                                    Acquired on       Value      ---------------------------   ----------------------------
               Name                 Exercise (#)  Realized ($)   Exercisable   Unexercisable    Exercisable   Unexercisable
--------------------------------    ------------  ------------   -----------   -------------    -----------   -------------

Michael Strauss                         --             --            --             --              --             --

Robert E. Burke                         --             --            --            25,000           --             --

Scott Messina (2)                       --             --            --            10,000           --             --

James P. O'Reilly                       --             --            --            25,000           --             --

Leonard Schoen, Jr.                     --             --            --            33,334           --             --

---------------

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


EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     The Company's employment agreement with Mr. Strauss, its President and Chief Executive Officer, provides for an annual base salary of $350,000 commencing January 1, 2000, and a discretionary bonus. The agreement has an initial term of 3 years and will automatically renew for additional one-year terms, provided that either party may terminate the agreement upon 12-months' notice prior to the expiration date. The employment agreement contains covenants not to compete for a period ending on the later of the first anniversary of the termination of Mr. Strauss' employment and October 6, 2002. If (i) the Company terminates the agreement for any reason other than for cause or upon Mr. Strauss' disability, (ii) Mr. Strauss terminates his employment for good reason or (iii) in connection with or following a change in control, his position is eliminated or Mr. Strauss no longer serves as the Company's chief executive officer with power, authority and responsibility attendant to such office, then the Company must pay him a lump sum payment equal to 299% of his base salary, plus the average of his annual incentive award over the preceding 5 years.

     The Company's employment agreement with Mr. Schoen, formerly its Senior Vice President, Operations, and currently its Executive Vice President (as of February 26, 2001), provides for an annual base salary of $260,000. The agreement also restricts, for a period of one year after termination of employment, certain employment with mortgage brokerage businesses. The employment agreement is terminable by either party on two weeks' prior written notice to the other party.

     The Company's employment agreement with Mr. O'Reilly, its Senior Vice President, Secondary Marketing, provides for a base salary of not less than $200,000 per year and a bonus based upon the amount of the Company's profits derived from secondary marketing activities. The Company also pays to Mr. O'Reilly a car allowance in the amount of $500 per month. The employment agreement is for a term of 5 years, and will automatically renew for additional one-year terms, provided that either party may terminate the agreement upon 120 days' prior notice to the other party. The employment agreement contains covenants not to compete for a period ending on the first anniversary of the termination of Mr. O'Reilly's employment. If the Company terminates the agreement for any reason other than for cause or Mr. O'Reilly terminates his employment for good reason, then the Company must pay him a lump sum payment of $200,000 or, if a change in control occurs within 6 months of such termination, $300,000.

     The Company's employment agreement with Mr. Burke, its Chief Financial Officer, provides for an annual base salary of $180,000, and is terminable by either party on two weeks' prior written notice to the other party.

DIRECTOR COMPENSATION

     Directors who are neither the Company's employees nor those of its subsidiaries will receive $3,000 per board meeting attended (except for committee meetings held on the same day as a board meeting). Directors will be reimbursed for out-of-pocket expenses incurred in connection with their service as directors. In addition, each non-employee director is eligible to receive non-qualified stock options and restricted stock awards under the Omnibus Stock Plan. Directors who serve either as the Company's officers or employees or as officers or employees of any of its subsidiaries will not receive any additional compensation for their services as directors.

     In 1999, Ms. Raffaeli and Mr. Bryant, as non-employee directors, each received, subject to the terms and conditions of the Omnibus Stock Plan, 16,667 shares of restricted stock. The restriction period with respect to the shares of restricted stock shall expire, and the shares may be sold, transferred or otherwise disposed of, subject to applicable securities law requirements, on October 6, 2001.

PERFORMANCE GRAPH

     Set forth below is a graph comparing the cumulative total stockholder return on the Company's Common Stock with the S&P 500 Index and the Nasdaq Financial Index. The Company's Common Stock traded on the Nasdaq National Market under the symbol "AHMH". The graph assumes an investment of $100.00 on October 1, 1999 in (i) the Company's Common Stock, (ii) the stocks comprising the S&P 500 Index and (iii) a "peer group" selected by the Company's management. The peer group includes Countrywide Credit Industries, Inc., Flagstar Bancorp, Inc., Resource Bancshares Mortgage Group, Inc., Irwin Financial Corporation, E Loan, Inc. and Finet.com, Inc. The peer group utilized by the Company in its Form 10-K for 1999 also included Mortgage.com, Inc., which ceased doing business in 1999 and thus is not included in the peer group for 2000.





                                [graphic omitted]





                    CUMULATIVE TOTAL RETURN PERFORMANCE GRAPH

            DATE                     AHMH     S&P 500 INDEX    PEER GROUP INDEX
-------------------------------     ------    -------------    ----------------

October 1, 1999                        100          100               100
December 31, 1999                   107.07       114.86             78.29
December 31, 2000 (1)                76.77       104.41            121.14

---------------

(1) The peer group utilized by the Company in its Form 10-K for 1999 also included Mortgage.com, Inc., which ceased doing business in 1999 and thus is not included in the peer group for 2000.

                     REPORT OF THE COMPENSATION COMMITTEE ON
                             EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors was established after completion of the Company's initial public offering in October 1999. The Compensation Committee is currently comprised of two non-employee directors, Joseph P. Bryant and C. Cathleen Raffaeli. The Compensation Committee is responsible for making recommendations to the Board of Directors concerning the compensation levels of the executive officers of the Company. The Compensation Committee also administers the Company's 1999 Omnibus Stock Incentive Plan and determines awards to be made under such plan to the Company's executive officers and to other eligible employees. The Compensation Committee began to review compensation programs for executive officers annually, commencing in the year 2000.

     With respect to 2000, virtually all of the compensation the Company paid to executive officers was established under employment agreements that the Company had negotiated and executed before its initial public offering. The Compensation Committee has met once in 2000 and has ratified the terms of the existing employment agreements. The following Compensation Committee Report describes the considerations that have guided, or will guide, the Compensation Committee in assessing executive compensation.

         Philosophy
         ----------

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

     The executive officers' compensation is comprised of four principal components: base salary, commissions, bonus and stock options or awards granted under AHMH's 1999 Omnibus Stock Incentive Plan. These components are discussed below.

         Base Compensation
         -----------------

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

         Commissions
         -----------

     In addition to base salary, the Compensation Committee sets commissions for certain executives, providing an incentive to maximize the number of loans originated by the Company, in order to ultimately maximize corporate performance.

         Bonus Program
         -------------

     Eligible executive officers of the Company may also be awarded bonuses for achieving certain performance levels. These bonuses are based on various quantitative and qualitative performance criteria for these executive officers and are designed to attract and retain qualified individuals and also encourage them to meet the Company's desired performance goals.

         Stock Options and Stock Appreciation Rights
         -------------------------------------------

     In 1999, the Company provided long-term executive compensation incentives in the form of stock option awards and stock appreciation rights to more closely align the interests of management with the Company's stockholders. The Compensation Committee believes that stock option awards and stock appreciation rights are an effective means of advancing the long-term interests of the Company's stockholders by integrating executive compensation with the long-term value of the Company's Common Stock. Awards are granted at the prevailing market price on the date of grant and are valuable to executives only if the Company's Common Stock appreciates. No stock option awards or stock appreciation rights were made during 2000.

         Chief Executive Officer
         -----------------------

     Pursuant to his employment agreement, Mr. Strauss' annual base salary is $350,000 commencing January 1, 2000. Although Mr. Strauss' employment agreement provides for a salary of $350,000, he earned $355,329 in 2000 as a result of a one-time adjustment due to the Company's conversion from a bi-weekly to a semi-monthly payroll. In determining the fairness and adequacy of Mr. Strauss' compensation for 2000, the Compensation Committee took into consideration the Company's actual financial performance as well as Mr. Strauss' contributions to the growth and success of the Company. Other factors that have guided the Compensation Committee are Mr. Strauss' ability to lead the Company through its first years as a public company, the market performance of the Company's stock, the integration of acquired businesses, continued recruiting of valuable personnel and market development for the origination of loans. Mr. Strauss did not receive any portion of his compensation in the form of stock grants or options because he presently owns in excess of 56% of the outstanding shares and his interests are obviously aligned closely with other stockholders.

                  Respectfully submitted,
                  The Compensation Committee

                  Joseph P. Bryant
                  C. Cathleen Raffaeli

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee makes all compensation decisions. During 2000, the following directors served on the Compensation Committee: Joseph P. Bryant and C. Cathleen Raffaeli. No interlocking relationship exists between the Company's Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding ownership of Common Stock as of June 14, 2001, by (i) each person known to the Company to be the beneficial owner of more than 5% of the issued and outstanding shares of Common Stock as of June 14, 2001, (ii) each of the members of the Company's Board of Directors, (iii) each of the Company's executive officers named in the "Summary Compensation Table" under "Executive Compensation" above and (iv) all directors and executive officers of the Company as a group. All shares were owned directly with sole voting and investment power unless otherwise indicated.


                           SHARES OF COMMON STOCK     PERCENT OF COMMON STOCK
NAME (1)                     BENEFICIALLY OWNED       BENEFICIALLY OWNED (2)


Michael Strauss                  5,089,606                    56.5%

Joseph P. Bryant                    16,667                        *

Robert E. Burke (3)                    ---                        *

John A. Johnston (4)               403,448                     4.5%

Scott Messina (3)                      ---                        *

James P. O'Reilly (3)                  ---                        *

C. Cathleen Raffaeli                16,667                        *

Leonard Schoen, Jr. (3)                ---                        *

Kenneth Slosser (3)                 66,667                        *


All directors and executive
officers as a group (eight
persons) (5)                     5,740,055                    63.2%

---------------

*    Represents less than 1%.

(1) Each person listed in the table is a director or named executive officer of the Company, with an address at c/o American Home Mortgage Holdings, Inc., 520 Broadhollow Road, Melville, New York 11747.

(2) Ownership percentages are based on 9,002,251 shares of Common Stock outstanding as of June 14, 2001. Under the rules of the SEC, shares of common stock that an individual has a right to acquire within 60 days of June 14, 2001 pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage of ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage of ownership of any other person shown in the table.

(3) This number includes 16,667 restricted shares of the Company's Common Stock and 50,000 warrants to purchase shares of the Company's Common Stock. Pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934, as amended, shares of common stock that an individual has a right to acquire within 60 days from June 14, 2001 pursuant to the exercise of options or warrants are deemed to be beneficially owned by such person. Messrs. Schoen, Burke and O'Reilly each own options to purchase the Company's Common Stock as follows: (i) Mr. Schoen - 33,334, (ii) Mr. Burke - 25,000 and (iii) Mr. O'Reilly - 25,000; however, such options are not exercisable until October 6, 2001, and as such are not deemed "beneficially owned" for purposes of this table. Mr. Messina also held 10,000 options to purchase Common Stock of the Company, but his options expired upon the termination of his employment with the Company on April 3, 2001 and are no longer exercisable.

(4) Mr. Johnston acquired his shares of Common Stock in connection with the Agreement and Plan of Merger, dated December 29, 1999, between the Company and Marina.

(5) Does not include Mr. Messina, whose employment with the Company terminated on April 3, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In consideration of his employment as Senior Vice President, Secondary Marketing, and the payment of $100, Mr. O'Reilly has granted the Company a 20-year non-exclusive license to use certain interest rate risk management software developed by Mr. O'Reilly.

     Kenneth P. Slosser, one of the Company's directors, is a Managing Director of Friedman, Billings, Ramsey & Co., Inc. On or about December 15, 1999, the Company engaged FBR to serve as its financial advisor in connection with the acquisitions of Marina and First Home and to provide the Company's Board of Directors with an opinion as to the fairness of each acquisition from a financial perspective. FBR received cash fees of $75,000 for its services as financial advisor in connection with each of these acquisitions. In addition, the Company agreed to indemnify FBR and its officers and directors against certain liabilities in connection with the acquisitions. Also, on June 21, 2000, the Company entered into an agreement retaining FBR for a period of one year to serve as its financial advisor and paid them a retainer fee of $50,000. This agreement has since been terminated. The Company has retained FBR to serve as representative of the underwriters in connection with a proposed public offering of shares of its Common Stock at a fee based upon the proceeds of the proposed offering. The Company has agreed to indemnify FBR and its officers and directors against certain liabilities in connection with the proposed offering.

     On August 26, 1999, prior to its initial public offering, the Company entered into a tax indemnification agreement between the Company, its President and Chief Executive Officer, Michael Strauss, and AHMC. This agreement commits the Company to indemnify and hold harmless Mr. Strauss from certain tax liabilities he may incur as a result of AHMC's loss of S Corporation status due to the exchange by Mr. Strauss, previously the sole stockholder of AHMC, of his shares of AHMC common stock for shares of the Company's Common Stock immediately prior to the closing of its initial public offering.

     Mr. Strauss is a minority stockholder in Automated Information Services, Inc., which provides the Company with credit reports in the normal course of its business. Payments to this company for the years ended December 31, 1998, 1999 and 2000, amounted to approximately $504,000, $232,000 and $0, respectively, and no payments were made for the three months ended March 31, 2001.

     Mr. Strauss is a majority stockholder in Great Oak Title Agency, Inc. ("Great Oak"), which provides the Company with title services in the normal course of the Company's business. A borrower has the option of using Great Oak for title services. The total amounts due from Great Oak were $30,000 and $52,500 as of December 31, 1999 and 2000, respectively, and $52,500 as of March 31, 2001. The amounts due to the Company represent expenses it paid on behalf of the title company. Payments received from Great Oak amounted to approximately $0, $52,000 and $0 in 1998, 1999 and 2000, respectively, and no payments were received for the three months ended March 31, 2001.

     In connection with the Company's acquisition of Marina in 1999, the Company agreed to make certain future payments to the shareholders of Marina in exchange for their interests in the company. These future payments were capitalized and are included in notes payable on the Company's financial statements in accordance with generally accepted accounting principles. Among the future payments so capitalized are payments to Ronald L. Bergum, President of Marina, that have a capitalized value of approximately $1.2 million, and payments to John A. Johnston, Chief Executive Officer of Marina and a member of the Company's Board of Directors, that have a capitalized value of approximately $1.3 million.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, American Home Mortgage Holdings, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of June, 2001.


                                   AMERICAN HOME MORTGAGE HOLDINGS, INC.



                                   By: /s/ Michael Strauss
                                      ------------------------------------------
                                      Name:  Michael Strauss
                                      Title: President & Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant on the 15th day of June, 2001.


       SIGNATURE                                  TITLE
       ---------                                  -----



/s/ Michael Strauss
---------------------------Chairman of the Board, President &
Michael Strauss            Chief Executive Officer (Principal Executive Officer)



/s/ Robert E. Burke
---------------------------
Robert E.  Burke           Chief Financial Officer (Principal Financial Officer)


/s/ Richard Silver
---------------------------
Richard Silver             Controller (Principal Accounting Officer)



/s/ Joseph P. Bryant
---------------------------
Joseph P.  Bryant          Director


/s/ John A. Johnston
---------------------------
John A.  Johnston          Director




---------------------------
C.  Cathleen Raffaeli      Director



/s/ Leonard Schoen, Jr.
---------------------------
Leonard Schoen, Jr.        Director



/s/ Kenneth Slosser
---------------------------
Kenneth Slosser            Director