Form 10-Q
period 2001-06-30
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2001-08-14
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934.

                 For the quarterly period ended June 30, 2001

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

                    520 Broadhollow Road, Melville, NY 11747
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (516) 949-3900
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

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

            As of June 30, 2001, 9,002,261 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

              AMERICAN HOME MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                           QUARTER ENDED JUNE 30, 2001
                                      INDEX


PART I-FINANCIAL INFORMATION

      Item 1.     Consolidated Financial Statements

                  Consolidated Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000

                  Consolidated Statements of Income (unaudited) - Six months ended June 30, 2001 and 2000 and Three months ended June 30, 2001 and 2000

                  Consolidated Statements of Cash Flows (unaudited) - Six months ended June 30, 2001 and 2000

                  Notes to Consolidated Financial Statements (unaudited)

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk

PART II-OTHER INFORMATION

SIGNATURES

                                     ITEM 1.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                 JUNE 30,         DECEMBER 31,
                                                                   2001               2000
                                                               ------------       ------------
                                                               (Unaudited)
ASSETS

Cash and cash equivalents                                      $  6,608,786       $  6,005,392
Accounts receivable                                              14,446,114          8,982,453
Mortgage loans held for sale, net                               248,207,848        143,967,142
Mortgage loans - other                                              180,243            260,243
Real estate owned                                                    96,563            355,817
Mortgage servicing rights, net                                       34,310             37,014
Premises and equipment, net                                       7,991,824          7,152,454
Prepaid expenses and security deposits                            2,457,536          1,835,279
Goodwill                                                         15,312,771         14,936,582
                                                               ------------       ------------

TOTAL ASSETS                                                   $295,335,995       $183,532,376
                                                               ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Warehouse lines of credit                                $208,591,172       $130,483,671
      Drafts payable                                             27,674,921          8,349,482
      Accrued expenses and other                                 15,904,662         11,423,509
      Notes payable                                               3,499,926          3,972,281
      Deferred income tax liability                               2,215,384          2,110,150
                                                               ------------       ------------
                Total liabilities                               257,886,065        156,339,093
                                                               ------------       ------------

COMMITMENTS AND CONTINGENCIES                                            --                 --

MINORITY INTEREST                                                   552,258            581,418

STOCKHOLDERS' EQUITY:
      Preferred stock $1.00 per share, 1,000,000 shares
           authorized, none issued and outstanding                       --                 --
      Common stock, $.01 per share par value, 19,000,000
           shares authorized, 9,002,251 and 8,985,584
           issued and outstanding                                    90,022             89,855
      Additional paid-in capital                                 20,813,370         20,462,791
      Retained earnings                                          15,994,280          6,059,219
                                                               ------------       ------------
                Total stockholders' equity                       36,897,672         26,611,865
                                                               ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $295,335,995       $183,532,376
                                                               ============       ============

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                             FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                               2001             2000              2001             2000
                                                           ------------     ------------      ------------     ------------
REVENUES:
      Gain on sale of mortgage loans                       $ 29,479,313     $  9,837,688      $ 50,637,303     $ 17,869,795
      Interest income, net                                    2,864,067          980,619         3,501,646        1,920,073
      Other                                                       6,249          648,415           272,374        1,144,386
                                                           ------------     ------------      ------------     ------------
           Total revenues                                    32,349,629       11,466,722        54,411,323       20,934,254
                                                           ------------     ------------      ------------     ------------
EXPENSES:
      Salaries, commissions and benefits, net                14,944,377        5,224,015        25,595,681        9,596,751
      Occupancy and equipment                                 2,294,975        1,303,153         4,122,595        2,379,331
      Marketing and promotion                                 1,521,670          490,361         2,943,048          935,227
      Data processing and communications                        938,466          610,361         1,715,030        1,117,958
      Provision for loss and other loan related losses           54,050           48,500            84,050           48,500
      Other                                                   2,789,513        1,682,226         5,351,673        3,230,387
                                                           ------------     ------------      ------------     ------------
           Total expenses                                    22,543,051        9,358,616        39,812,077       17,308,154
                                                           ------------     ------------      ------------     ------------
INCOME BEFORE INCOME TAXES AND
      MINORITY INTEREST                                       9,806,578        2,108,106        14,599,246        3,626,100
INCOME TAXES                                                  4,110,225          929,960         6,104,172        1,627,660
                                                           ------------     ------------      ------------     ------------
INCOME BEFORE MINORITY INTEREST                               5,696,353        1,178,146         8,495,074        1,998,440

MINORITY INTEREST IN INCOME (LOSS) OF
      CONSOLIDATED JOINT VENTURE                                138,442           (5,547)          403,496          (73,232)
                                                           ------------     ------------      ------------     ------------

NET INCOME BEFORE CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING PRINCIPLE                       5,557,911        1,183,693         8,091,578        2,071,672

CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE, NET OF
      INCOME TAXES                                                   --               --         2,142,552               --
                                                           ------------     ------------      ------------     ------------
NET INCOME                                                 $  5,557,911     $  1,183,693      $ 10,234,130     $  2,071,672
                                                           ============     ============      ============     ============
Per share data:
      Basic before cumulative effect of change
           in accounting principle                         $       0.62     $       0.14      $       0.90     $       0.25
      Basic after cumulative effect of change
           in accounting principle                         $       0.62     $       0.14      $       1.14     $       0.25
      Diluted before cumulative effect of change
           in accounting principle                         $       0.59     $       0.14      $       0.86     $       0.25
      Diluted after cumulative effect of change
           in accounting principle                         $       0.59     $       0.14      $       1.09     $       0.25

Weighted average number of shares - basic                     9,002,261        8,292,129         9,001,524        8,289,438
                                                           ============     ============      ============     ============

Weighted average number of shares - diluted                   9,491,296        8,292,129         9,379,156        8,289,438
                                                           ============     ============      ============     ============

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
------------------------------------------------------------------------------

                                                                            FOR THE SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                          2001                   2000
                                                                     ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES :
      Net income                                                     $    10,234,130        $     2,071,672
     Adjustments to reconcile net income to net cash used in
         operating activities:
            Depreciation and amortization                                  1,164,795                582,384
            Provision for loss                                                80,000                 48,500
            Origination of mortgage loans held for sale               (3,227,902,858)        (1,132,031,131)
            Proceeds on sale of mortgage loans                         3,123,662,135          1,097,410,340
            Compensation expense for restricted stock                        227,001                     --
            Deferred income taxes                                            105,234                902,680
            Increase in accrued expenses and other liabilities             4,451,153              3,345,900
            (Increase) / decrease in:
                Accounts receivable                                       (5,463,661)            (1,749,153)
                Prepaid expenses and security deposits                      (498,511)               457,739
                                                                     ---------------        ---------------
                Net cash used in operating activities                    (93,940,582)           (28,961,069)
                                                                     ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale (purchase) of real estate owned, net                               259,254                (37,349)
     Purchases of premises and equipment, net                             (1,597,637)              (584,219)
     Acquisition of businesses                                              (780,000)            (1,872,376)
     Decrease in minority interest                                           (29,160)               (73,232)
     Increase in loans held for investment                                        --                (10,923)
                                                                     ---------------        ---------------
                Net cash used in investing activities                     (2,147,543)            (2,578,099)
                                                                     ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in warehouse lines of credit                                78,107,501             28,103,407
     Increase in drafts payable                                           19,325,439              1,605,100
     Dividends paid                                                         (269,068)                    --
     Increase (decrease) in notes payable                                   (472,355)               462,543
                                                                     ---------------        ---------------
                Net cash provided by financing activities                 96,691,517             30,171,050
                                                                     ---------------        ---------------

NET (DECREASE) INCREASE IN CASH                                              603,392             (1,368,118)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             6,005,392              3,414,017
                                                                     ---------------        ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $     6,608,784        $     2,045,899
                                                                     ===============        ===============

SUPPLEMENTAL DISCLOSURE--CASH PAID FOR:
     Interest                                                        $     4,007,777        $     2,378,913
     Taxes                                                                 3,538,246                912,592

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of American Home Mortgage Holdings, Inc. and its subsidiaries, American Home Mortgage Corp. ("American Home Mortgage") and Marina Mortgage Company, Inc. ("Marina") (collectively the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2001.

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's annual report on Form 10-K for the year then ended.

NOTE 2-EARNINGS PER SHARE

Earnings per share is calculated on both a basic and diluted basis. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents.

NOTE 3-ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which requires the recognition of all derivative financial instruments at fair value and reported as either assets or liabilities in the balance sheet. The accounting for gains and losses associated with changes in the fair value of derivatives are reported in current earnings, net of tax, depending on whether they qualify for hedge accounting and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge must have been established at the inception of the hedge. Those methods must also be consistent with the entity's approach to managing risk. Although the Company continues to hedge our exposures to interest rate changes under the same risk management approach, SFAS 133 may cause an increase or decrease to reported net income in certain periods depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on actual cash flows or the overall economics of the transactions.

As part of the Company's secondary marketing and related hedging activities, mortgage-backed securities are purchased and sold forward, and options are acquired on mortgage and treasury securities. At June 30, 2001, forward delivery commitments amounted to approximately $383 million, options to buy securities amounted to approximately $135 million and options to sell securities amounted to approximately $100 million. These contracts have a high correlation to the price movement of the loans being hedged. We consider these hedges to be fair value hedges.

On January 1, 2001, the Company recognized the fair value of all freestanding derivative instruments which resulted in recording an asset in the amount of $7.5 million and a liability in the amount of $3.7 million. The net transition adjustment for the Company's derivatives resulted in an after tax gain of $2.1 million and was recognized as a cumulative-effect-type adjustment to net income, effective January 1, 2001. The related derivative asset and liability accounts have been adjusted for changes in their respective fair values, which had an immaterial net impact on the earnings for the quarter ended June 30, 2001.

NOTE 4- ACQUISITIONS

On April 1, 2001, the Company acquired the Pennsylvania and Maryland loan production offices of ComNet Mortgage Services (the "ComNet Branches"), the residential mortgage division of Commonwealth Bank, a subsidiary of Commonwealth Bancorp, Inc. ("Commonwealth"), Commonwealth's mortgage application pipeline and certain fixed assets and assumed the real property leases of the ComNet Branches. The ComNet Branches have become part of the American Home branch network and have helped the Company to expand its originations in the mid-Atlantic region through both a retail and wholesale presence.

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

On October 31, 2000, the Company acquired from Roslyn National Mortgage Corporation ("RNMC") four RNMC branches (located in Columbia, Maryland; Vienna, Virginia; West Hartford, Connecticut; and Patchogue, New York) (the "Roslyn Branches"), RNMC's mortgage application pipeline and certain fixed assets and to assume the real property leases of the Roslyn Branches. The Roslyn Branches have become part of the American Home branch network and have helped the Company to expand its originations in the mid-Atlantic region through both a retail and wholesale presence.

NOTE 5- SUBSEQUENT EVENT

On July 3, 2001 the Company completed a secondary stock offering which raised approximately $23 million through the sale of 2,402,154 shares of common stock. These proceeds will be used for general corporate purposes including working capital, acquisitions, and capital expenditures. The following is a pro forma Consolidated Balance Sheet as of June 30, 2001, giving effect to the offering as if it had been completed on such date:

                                                                Actual          Adjusted
                                                             ------------     ------------
       Cash and cash equivalents .......................     $  6,608,786     $ 29,362,186
       Other assets ....................................      288,727,209      288,727,209
       Total assets ....................................      295,335,995      318,089,395

       Other liabilities ...............................      258,438,323      258,438,323
       Total stockholders' equity ......................       36,897,672       59,651,072
       Total liabilities and stockholders' equity ......     $295,335,995     $318,089,395

                                     ITEM 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The Company is a leading independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through its 526 primarily commission-compensated loan originators. The Company operates from 55 loan offices in the New York, California, Illinois, Maryland, Virginia, Pennsylvania, New Mexico, Connecticut, New Jersey, Arizona, Massachusetts, Florida and Colorado. The Company operates primarily as a mortgage banker, underwriting, funding and then reselling its loan products to more than 45 different buyers. In January of 1999, the Company began marketing its mortgage products over the Internet through its Internet site, MORTGAGESELECT.COM. Mortgage products are originated online through arrangements with a number of popular Web sites and through the Company's own Web site, which was established in 1999.

Net income for the second quarter of 2001 totaled $5.6 million or $0.59 per share on a diluted basis, compared to $1.2 million or $0.14 per share in the second quarter of 2000.

Loan originations increased 197.0% in the second quarter of 2001, totaling $2.1 billion compared to $718.1 million in the 2000 second quarter. Originations from our MORTGAGESELECT.COM Internet Web site totaled $402.7 million in the second quarter of 2001.

RESULTS OF OPERATIONS

The following table sets forth information derived from the Company's Consolidated Statements of Income expressed as a percentage of total revenues:

                                                              For the three months   For the six months
                                                                 ended June 30,        ended June 30,
                                                                 --------------        --------------
                                                                2001       2000       2001       2000
                                                                -----      -----      -----      -----
Revenues
Gain on sale of mortgage loans ..........................        91.1%      85.8%      93.1%      85.4%
Interest income, net ....................................         8.8        8.6        6.4        9.2
Other ...................................................         0.1        5.6        0.5        5.4
                                                                -----      -----      -----      -----
Total revenues ..........................................       100.0      100.0      100.0      100.0
                                                                -----      -----      -----      -----

Expenses

Salaries, commissions and benefits, net .................        46.2       45.6       47.0       45.8
Occupancy and equipment .................................         7.1       11.4        7.6       11.5
Marketing and promotion .................................         4.7        4.3        5.4        4.5
Data processing and communications ......................         2.9        5.3        3.2        5.3
Provision for loss ......................................         0.2        0.4        0.2        0.2
Other ...................................................         8.6       14.6        9.8       15.5
                                                                -----      -----      -----      -----
Total expenses ..........................................        69.7       81.6       73.2       82.7
                                                                -----      -----      -----      -----
Income  before  income taxes and minority interest ......        30.3       18.4       26.8       17.3
Income taxes ............................................        12.7        8.1       11.2        7.8
Minority interest .......................................         0.4         --        0.7       (0.3)
                                                                -----      -----      -----      -----
Net income before cumulative effect of change
   in Accounting principle ..............................        17.2       10.3       14.9        9.8
Cumulative effect of change in accounting
   principle ............................................          --         --        3.9         --
                                                                -----      -----      -----      -----
Net income ..............................................        17.2%      10.3%      18.8%       9.8%
                                                                =====      =====      =====      =====

       THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED
                                  JUNE 30, 2000

REVENUES

Revenues for the second quarter of 2001 were $32.3 million compared to $11.5 million in 2000, an increase of 182.1%. The increase was a result of increased gains on sale of mortgage loans and increased net interest income, offset by declines in other income.

Gain on sale increased by 199.7% to $29.5 million from $9.8 million in 2000, generally a result of an increase in loan volume, partially resulting from the First Home, Roslyn and ComNet acquisitions and a lower interest rate environment. Loans sold in the second quarter of 2001 were $2.1 billion compared to $693.6 million in the like quarter in 2000 (which amounts include $102.4 million and $54.0 million, respectively, of brokered as opposed to funded originations).

Net interest income increased to $2.9 million from $981,000 in 2000, an increase of 192.1%. The increase resulted primarily from an increase in our effective interest rate spread and an increase in loans held for sale.

Other income was $6,000 for the quarter compared to $648,000 for the second quarter of 2000. Other income primarily consists of volume incentive bonuses received from loan purchasers. These bonus payments are earned and recognized when the Company achieves volume targets specified in agreements with these purchasers. The decline was a result of the Company selling loans to loan buyers that offer high prices, but do not offer volume bonuses.

EXPENSES

Salaries, commissions and benefits increased by 186.1% to $14.9 million from $5.2 million for the 2000 second quarter. The increase was largely due to the inclusion of expenses of First Home, the ComNet Branches and the Roslyn Branches following their acquisition, increased staffing levels and overtime at our corporate headquarters and increased staffing levels at MORTGAGESELECT.COM'S call centers.

Occupancy and equipment costs increased by 76.1% to $2.3 million for the current quarter from $1.3 million in 2000. The increase in costs reflect the acquisitions of First Home, the ComNet Branches and the Roslyn Branches, the opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

Marketing and promotion expenses totaled $1.5 million in the current period, up 210.3% from the second quarter of 2000. Advertising expenses to support the retail operations and our MORTGAGESELECT.COM Internet Web site accounted for the increase.

Data processing and communications expenses increased by 53.8% to $938,000 from $610,000 in the second quarter of 2000. The increase was a result of operating First Home, the ComNet Branches and the Roslyn Branches, the growth at MORTGAGESELECT.COM'S call centers and the opening of new community loan offices.

Other expenses increased by 65.8% to $2.8 million, from $1.7 million in 2000. These expenses, which consist generally of office supplies, travel, professional fees and insurance, have increased as a result of the growth at MORTGAGESELECT.COM'S call centers, the acquisitions of First Home, the ComNet Branches and the Roslyn Branches, new office openings and higher loan production.

         SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED
                                  JUNE 30, 2000

REVENUES

Revenues the first six months of 2001 increased to $54.4 million from $20.9 million in 2000, an increase of 159.9%. The increase was a result of increased gains on sale of mortgage loans and increased net interest income, offset by declines in other income.

For the first six months of 2001, gain on sale totaled $50.6 million compared to $17.9 million in 2000, an increase of 183.4%. The increase primarily resulted from an increased loan volume, due in large part to the First Home, ComNet and Roslyn acquisitions and Internet-generated loan closings. The Company sold $3.3 billion of loans on a year-to-date basis compared to $1.2 billion for the same period in 2000 (which amounts include $174.1 million and $86 million, respectively of brokered as opposed to funded originations).

Net interest income increased by 82.4% to $3.5 million from $1.9 million a year ago. The increase resulted primarily from an in increase in our effective interest rate spread and an increase in loans held for sale.

Other income was $272,000 for the current six month period compared to $1.1 million in the like period of 2000. Other income primarily consists of volume incentive bonuses received from loan purchasers. The decline was a result of the Company selling loans to loan buyers that offer high prices, but do not offer volume bonuses.

EXPENSES

Salaries, commissions and benefits amounted to $25.6 million in the current six month period, compared to $9.6 million in 2000, an increase of 166.7%. The increase was largely due to the inclusion of expenses of First Home, the ComNet Branches and the Roslyn Branches following the acquisitions, increased staffing levels and overtime at our corporate headquarters and increased staffing levels at MORTGAGESELECT.COM'S call centers.

Occupancy and equipment costs increased by 73.3% to $4.1 million for the current six month period from $2.4 million in the like period in 2000. The increase in costs reflect the acquisition of First Home, the ComNet Branches and the Roslyn Branches, opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

Marketing and promotion expenses totaled $2.9 million in the current period, up 214.7% from the like six month period in 2000. Advertising expenses to support the retail operations and our MORTGAGESELECT.COM Internet Web site accounted for the increase.

Data processing and communications increased by 53.4% to $1.7 million in the first six months of 2001 from $1.1 million in 2000. The increase was a result of operating First Home, the ComNet Branches and the Roslyn Branches, the growth at MORTGAGESELECT.COM'S call centers and the opening of new community loan offices.

Other expenses increased by 65.7% in the current six month period to $5.4 million, from $3.2 million for the same period in 2000. These expenses, which consist generally of office supplies, travel, professional fees and insurance, have increased as a result of the growth at MORTGAGESELECT.COM'S call centers, the acquisitions of First Home, the ComNet Branches and the Roslyn Branches, new office openings and higher loan production.

LIQUIDITY AND CAPITAL RESOURCES

To originate a mortgage loan, the Company draws against a syndicated warehouse facility that its subsidiaries, American Home Mortgage Corp. and Marina Mortgage Company, Inc., have entered into, with a bank group for which First Union National Bank ("First Union") acts as agent, a warehouse facility with Morgan Stanley Dean Witter Mortgage Capital, Inc. ("Morgan Stanley") and a pre-purchase facility with UBS Paine Webber ("Paine Webber"). The First Union warehouse facility is for $115 million, the Morgan Stanley facility is for $75 million and the Paine Webber facility is for $200 million. The Company's facilities are secured by the mortgages it originates and certain of its other assets. Advances under the facilities bear interest at rates that vary depending on the type of mortgage loans pledged as collateral. In addition, available borrowing under the facilities and other facility terms my be affected by the types of mortgage loans pledged. The facilities also have sublimits limiting the amount of borrowing that may be secured by certain types of collateral. The facilities require adherence to certain covenants including maximum debt to tangible book capital tests.

In addition to the First Union, Morgan Stanley and Paine Webber warehouse facilities, the Company has purchase and sale agreements with Fannie Mae and Paine Webber. Pursuant to these arrangements, the Company obtains commitments from the ultimate buyer, which may be a bank, a pension fund or an investment bank, to purchase its loans. These loans are then sold together with the commitment from the ultimate buyer to one of the two institutions above, who subsequently take responsibility for consummating the final transaction. These agreements allow the Company to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facility. The combined capacity available under the Company's purchase and sale agreements is $563 million.

For the six months ended June 30, 2001, net cash provided by (used in) operating, investing and financing activities was $(95.0) million, $(1.4) million and $97.0 million respectively. Net cash used in operating activities was primarily due to loan originations exceeding loan sales, increases in accounts receivable and prepaid expenses and security deposits, offset by an increase in accrued expenses and other liabilities and net income. Net cash used in investing activities was primarily due to the acquisition of several businesses and the purchase of furniture and equipment. Net cash provided by financing activities was a result of an increase in warehouse lines of credit which are collateralized by mortgage loans held for sale and an increase in drafts payable.

For the comparable period a year ago, net cash provided by (used in) operating, investing and financing activities was $(23.5) million, $(8.0) million and $30.2 million respectively. Net cash used in operating activities was primarily due to loan originations exceeding loan sales and an increase in accounts receivable, offset by an increase in accrued expenses and other liabilities and net income. Net cash used in investing activities was primarily due to the acquisition of First Home and the purchase of furniture and equipment. Net cash provided by financing activities was a result of an increase in warehouse lines of credit which are collateral for mortgage loans held for sale and an increase in drafts payable.

On July 3, 2001 the Company completed a secondary stock offering which raised approximately $23 million through the sale of 2,402,154 shares of common stock. These proceeds will be used for general corporate purposes including working capital, acquisitions, and capital expenditures.

NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after June 30, 2001.

SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators of such are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. Recorded goodwill and intangible assets will be affected when the Statement is adopted on January 1, 2002, however the Company has not completed its assessment of the impact.

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

The board of directors establishes thresholds which limit exposure to such risk. An analysis is performed daily to determine the risk exposure under various interest rate scenarios and such risk is managed by executing the program discussed above. All derivatives are obtained for hedging (or other than trading) purposes, and management regularly evaluates the effectiveness of its hedges.

The following table summarizes the Company's interest rate sensitive instruments:

                                                                         June 30, 2001               December 31, 2000
                                                                         -------------               -----------------
                                                                 Notional Amount   Fair Value   Notional Amount   Fair Value
                                                                 ---------------   ----------   ---------------   ----------
Instruments:
Commitments to fund mortgages at agreed-upon rates.............     $527,687,610   $5,628,973      $241,926,529   $7,453,609
     Forward delivery commitments..............................      382,852,733   (1,685,208)      224,172,000   (3,738,524)
     Option contracts to buy securities........................      135,000,000      233,650        10,000,000      167,150
     Option contracts to sell securities.......................      100,000,000      499,251                --           --

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the SEC Form 10-K for the period ended December 31, 2000.

                            PART II-OTHER INFORMATION


None of the Items required in Part II of the Form 10-Q are applicable to the fiscal quarter ended June 30, 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AMERICAN HOME MORTGAGE HOLDINGS, INC.
                             -------------------------------------

                                      (Registrant)



Date:    August 14, 2001                    By:   /s/ ROBERT E. BURKE
                                                -------------------------------
                                                Robert E. Burke
                                                Chief Financial Officer



Date:    August 14, 2001                    By:   /s/ RICHARD D. SILVER
                                                -------------------------------
                                                Richard D. Silver
                                                Controller