Form 10-Q
period 2001-09-30
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2001-11-14
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


            [X] Quarterly Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934.


                For the quarterly period ended September 30, 2001


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

         As of September 30, 2001, 11,713,400 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

             AMERICAN HOME MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX


PART I-FINANCIAL INFORMATION

        Item 1.   Consolidated Financial Statements

                  Consolidated Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000

                  Consolidated Statements of Income (unaudited) - Nine months ended September 30, 2001 and 2000 and Three months ended September 30, 2001 and 2000

                  Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 2001 and 2000

                  Notes to Consolidated Financial Statements (unaudited)

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Item 3.   Quantitative and Qualitative Disclosures about Market Risk


PART II-OTHER INFORMATION

        Item 4.   Submission of Matters to a Vote of Security Holders


SIGNATURES

                                     ITEM 1.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                           September 30,  December 31,
                                                              2001           2000
                                                           ------------   ------------
                                                           (Unaudited)
ASSETS

Cash and cash equivalents                                  $ 19,976,345   $  6,005,392
Accounts receivable                                          17,601,057      8,982,453
Mortgage loans held for sale, net                           293,261,755    143,967,142
Mortgage loans - other                                           80,243        260,243
Real estate owned                                               142,500        355,817
Mortgage servicing rights, net                                   47,910         37,014
Premises and equipment, net                                   8,002,470      7,152,454
Prepaid expenses and security deposits                        2,965,363      1,835,279
Goodwill                                                     16,108,258     14,936,582
                                                           ------------   ------------

TOTAL ASSETS                                               $358,185,901   $183,532,376
                                                           ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Warehouse lines of credit                            $240,626,457   $130,483,671
      Drafts payable                                         22,228,769      8,349,482
      Accrued expenses and other                             19,097,289     11,423,509
      Notes payable                                           3,314,157      3,972,281
      Deferred income tax liability                           6,224,508      2,110,150
                                                           ------------   ------------
                Total liabilities                           291,491,180    156,339,093
                                                           ------------   ------------

COMMITMENTS AND CONTINGENCIES                                        --             --

MINORITY INTEREST                                               381,581        581,418

STOCKHOLDERS' EQUITY:
      Preferred stock $1.00 per share, 1,000,000 shares
           authorized, none issued and outstanding                   --             --
      Common stock, $.01 per share par value, 19,000,000
           shares authorized, 11,713,400 and 8,985,584
           issued and outstanding                               117,134         89,855
      Additional paid-in capital                             44,930,532     20,462,791
      Retained earnings                                      21,265,474      6,059,219
                                                           ------------   ------------
                Total stockholders' equity                   66,313,140     26,611,865
                                                           ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $358,185,901   $183,532,376
                                                           ============   ============


See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                           For the three months ended    For the nine months ended
                                                                  September 30,               September 30,
                                                             2001          2000            2001          2000
                                                         ------------   ------------   ------------   ------------
REVENUES:
      Gain on sale of mortgage loans                     $ 29,191,606   $ 15,411,656   $ 79,828,909   $ 33,281,451
      Interest income, net                                  2,770,316        691,800      6,271,962      2,611,873
      Other                                                    23,828        890,377        296,202      2,034,763
                                                         ------------   ------------   ------------   ------------
           Total revenues                                  31,985,750     16,993,833     86,397,073     37,928,087
                                                         ------------   ------------   ------------   ------------
EXPENSES:
      Salaries, commissions and benefits, net              13,704,915      7,959,155     39,300,596     17,555,906
      Occupancy and equipment                               1,959,955      1,598,414      6,082,550      3,977,745
      Marketing and promotion                               1,742,773      1,788,316      4,685,821      2,723,543
      Data processing and communications                    1,284,008        713,080      2,999,038      1,831,038
      Provision for loss and other loan related losses        100,000         50,000        184,050         98,500
      Other                                                 3,234,415      2,104,350      8,586,090      5,334,737
                                                         ------------   ------------   ------------   ------------
           Total expenses                                  22,026,066     14,213,315     61,838,145     31,521,469
                                                         ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES AND
      MINORITY INTEREST                                     9,959,684      2,780,518     24,558,928      6,406,618
INCOME TAXES                                                4,152,480      1,195,067     10,256,652      2,822,727
                                                         ------------   ------------   ------------   ------------
INCOME BEFORE MINORITY INTEREST                             5,807,204      1,585,451     14,302,276      3,583,891
MINORITY INTEREST IN INCOME (LOSS) OF
      CONSOLIDATED JOINT VENTURE                              189,143         64,562        592,638         (8,670)
                                                         ------------   ------------   ------------   ------------

NET INCOME BEFORE CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING PRINCIPLE                     5,618,061      1,520,889     13,709,638      3,592,561

CUMULATIVE EFFECT OF CHANGE IN
      ACCOUNTING PRINCIPLE, NET OF
       INCOME TAXES                                                --             --      2,142,552             --
                                                         ------------   ------------   ------------   ------------
NET INCOME                                               $  5,618,061   $  1,520,889   $ 15,852,190   $  3,592,561
                                                         ============   ============   ============   ============

Per share data:
      Basic before cumulative effect of change
           in accounting principle                       $       0.49   $       0.17   $       1.39   $       0.43
      Basic after cumulative effect of change
           in accounting principle                       $       0.49   $       0.17   $       1.61   $       0.43
      Diluted before cumulative effect of change
           in accounting principle                       $       0.47   $       0.17   $       1.33   $       0.43
      Diluted after cumulative effect of change
           in accounting principle                       $       0.47   $       0.17   $       1.54   $       0.43

Weighted average number of shares - basic                  11,503,116      8,799,247      9,844,552      8,453,899
                                                         ============   ============   ============   ============

Weighted average number of shares - diluted                12,053,916      8,799,247     10,279,630      8,453,899
                                                         ============   ============   ============   ============


See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                     For the nine months ended
                                                                           September 30,
                                                                      2001               2000
                                                                 ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                 $    15,852,190    $     3,592,561
     Adjustments to reconcile net income to net cash used in
         operating activities:
            Depreciation and amortization                              1,798,539          1,087,302
            Provision for loss                                           180,000             98,500
            Origination of mortgage loans held for sale           (4,847,866,524)    (1,882,964,166)
            Proceeds on sale of mortgage loans                     4,698,571,901      1,831,438,008
            Compensation expense for restricted stock                    304,002                 --
            Deferred income taxes                                      4,114,358                (75)
            Increase in accrued expenses and other liabilities         7,643,780          7,029,203
            (Increase) / decrease in:
                Accounts receivable                                   (8,618,604)        (7,112,245)
                Prepaid expenses and security deposits                (1,130,083)           399,318
                                                                 ---------------    ---------------
                Net cash used in operating activities               (129,150,441)       (46,431,594)
                                                                 ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale (purchase) of real estate owned, net                           213,317           (231,167)
     Purchases of premises and equipment, net                         (2,054,050)        (1,112,880)
     Acquisition of businesses                                        (1,777,062)        (7,339,605)
     Increase (decrease) in minority interest                           (199,837)            82,219
     Increase in loans held for investment                                    --            (10,923)
                                                                 ---------------    ---------------
                Net cash used in investing activities                 (3,817,632)        (8,612,356)
                                                                 ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in warehouse lines of credit                           110,142,786         56,498,940
     Proceeds from issuance of capital stock                          24,191,018                 --
     Increase (decrease) in drafts payable                            13,879,287         (1,341,060)
     Dividends paid                                                     (615,940)                --
     Decrease in notes payable                                          (658,125)          (153,408)
                                                                 ---------------    ---------------
                Net cash provided by financing activities            146,939,026         55,004,472
                                                                 ---------------    ---------------

NET (DECREASE) INCREASE IN CASH                                       13,970,953            (39,478)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         6,005,392          3,414,017
                                                                 ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $    19,976,345    $     3,374,539
                                                                 ===============    ===============

SUPPLEMENTAL DISCLOSURE--CASH PAID FOR:
     Interest                                                    $     5,844,632    $     4,388,818
     Taxes                                                             3,572,677            919,836


See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of American Home Mortgage Holdings, Inc. and its subsidiaries, American Home Mortgage Corp. and Marina Mortgage Company, Inc. (collectively, the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2001. Certain prior year balances have been reclassified to conform with current year presentation.

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

NOTE 3-ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which requires the recognition of all derivative financial instruments at fair value and reported as either assets or liabilities in the balance sheet. The accounting for gains and losses associated with changes in the fair value of derivatives are reported in current earnings, net of tax, depending on whether they qualify for hedge accounting and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must have been established at the inception of the hedge. Those methods must also be consistent with the entity's approach to managing risk. Although the Company continues to hedge its exposures to interest rate changes under the same risk management approach, SFAS 133 may cause an increase or decrease to reported net income in certain periods depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on actual cash flows or the overall economics of the transactions.

As part of the Company's secondary marketing and related hedging activities, mortgage-backed securities are purchased and sold forward, and options are acquired on mortgage and treasury securities. At September 30, 2001, forward delivery commitments amounted to approximately $611 million, options to buy securities amounted to approximately $100 million and options to sell securities amounted to approximately $300 million. These contracts have a high correlation to the price movement of the loans being hedged. The Company considers these hedges to be fair value hedges.

On January 1, 2001, the Company recognized the fair value of all freestanding derivative instruments which resulted in recording an asset in the amount of $7.5 million and a liability in the amount of $3.7 million. The net transition adjustment for the Company's derivatives resulted in an after tax gain of $2.1 million and was recognized as a cumulative-effect-type adjustment to net income, effective January 1, 2001. The related derivative asset and liability accounts have been adjusted for changes in their respective fair values, which had an immaterial net impact on the earnings for the quarter ended September 30, 2001.

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

On October 31, 2000, the Company acquired from Roslyn National Mortgage Corporation ("RNMC") four RNMC branches (located in Columbia, Maryland; Vienna, Virginia; West Hartford, Connecticut; and Patchogue, New York) (the "Roslyn Branches"), RNMC's mortgage application pipeline and certain fixed assets and assumed the real property leases of the Roslyn Branches. The Roslyn Branches have become part of the American Home branch network and have helped the Company to expand its originations in the mid-Atlantic region through both a retail and wholesale presence.

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

NOTE 5- SECONDARY OFFERING

On July 3, 2001 the Company completed a secondary stock offering which raised approximately $23 million through the sale of 2,402,154 shares of common stock. These proceeds will be used for general corporate purposes including working capital, acquisitions, and capital expenditures.

NOTE 6 - NEW ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement is effective for business combinations completed after September 30, 2001.

SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators of such are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. Recorded goodwill and intangible assets will be affected when SFAS 142 is adopted on January 1, 2002, however the Company has not completed its assessment of the impact.

The Financial Accounting Standards Board is considering a number of mortgage banking industry-related issues concerning the implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The ultimate conclusions reached concerning these issues could result in material changes to the recorded carrying values of the Company's derivative instruments which would have a significant impact on its reported earnings.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

The Company is a leading independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through its 526 primarily commission-compensated loan originators. The Company operates from 63 loan offices in the New York, California, Illinois, Maryland, Virginia, Pennsylvania, New Mexico, Connecticut, New Jersey, Arizona, Massachusetts, Florida, Nevada and Colorado. The Company operates primarily as a mortgage banker, underwriting, funding and then reselling its loan products to more than 45 different buyers. In January of 1999, the Company began marketing its mortgage products over the Internet through its Internet site, MortgageSelect.com. Mortgage products are originated online through arrangements with a number of popular Web sites and through the Company's own Web site, which was established in 1999.

Net income for the third quarter of 2001 totaled $5.6 million or $0.47 per share on a diluted basis, compared to $1.5 million or $0.17 per share in the third quarter of 2000.

Loan originations increased 100.7% in the third quarter of 2001, totaling $1.7 billion compared to $862.8 million in the 2000 third quarter. Originations from the Company's MortgageSelect.com Internet Web site totaled $270.7 million in the third quarter of 2001.

RESULTS OF OPERATIONS

The following table sets forth information derived from the Company's Consolidated Statements of Income expressed as a percentage of total revenues:

                                                                   For the three months             For the nine months
                                                                   ended September 30,              ended September 30,
                                                                  ---------------------           -----------------------
                                                                   2001            2000            2001             2000
                                                                  -----           -----           -----             -----
Revenues
Gain on sale of mortgage loans.........................            91.3%           90.7%           92.4%             87.7%
Interest income, net...................................             8.6             4.1             7.3               6.9
Other..................................................             0.1             5.2             0.3               5.4
                                                                  -----           -----           -----             -----
Total revenues.........................................           100.0           100.0           100.0             100.0
                                                                  -----           -----           -----             -----

Expenses

Salaries, commissions and benefits, net................            42.8            46.9            45.5              46.3
Occupancy and equipment................................             6.1             9.4             7.0              10.5
Marketing and promotion................................             5.5            10.6             5.4               7.2
Data processing and communications.....................             4.0             4.2             3.5               4.8
Provision for loss.....................................             0.3             0.1             0.2               0.2
Other..................................................            10.1            12.4             9.9              14.1
                                                                  -----           -----           -----             -----
Total expenses.........................................            68.8            83.6            71.5              83.1
                                                                  -----           -----           -----             -----
Income before income taxes and minority interest.......            31.2            16.4            28.5              16.9
Income taxes...........................................            13.0             0.4            11.9               7.4
Minority interest......................................             0.6              --             0.7               0.0
                                                                  -----           -----           -----             -----
Net income before cumulative effect of change
   in Accounting principle.............................            17.6             9.0            15.9               9.5
Cumulative effect of change in accounting
   principle...........................................              --              --             2.5                --
                                                                  -----           -----           -----             -----
Net income.............................................            17.6%            9.0%           18.4%              9.5%
                                                                  =====           =====           =====            ======

    THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED
                               SEPTEMBER 30, 2000


REVENUES

Revenues for the third quarter of 2001 were $32.0 million compared to $17.0 million in 2000, an increase of 88.2%. The increase was a result of increased gains on sale of mortgage loans and increased net interest income, offset by declines in other income.

Gain on sale increased by 89.4% to $29.2 million from $15.4 million in 2000, generally a result of an increase in loan volume, partially resulting from the Roslyn and ComNet acquisitions and a lower interest rate environment. Loans sold in the third quarter of 2001 were $1.7 billion compared to $842.5 million in the like quarter in 2000 (which amounts include $111.5 million and $111.9 million, respectively, of brokered as opposed to funded originations).

Net interest income increased to $2.8 million from $692,000 in 2000, an increase of 300.5%. The increase resulted primarily from an increase in the Company's effective interest rate spread and an increase in loans held for sale.

Other income was $24,000 for the quarter compared to $890,000 for the third quarter of 2000. Other income primarily consists of volume incentive bonuses received from loan purchasers. These bonus payments are earned and recognized when the Company achieves volume targets specified in agreements with these purchasers. The decline was a result of the Company selling loans to loan buyers that offer high prices, but do not offer volume bonuses.

EXPENSES

Salaries, commissions and benefits increased by 72.2% to $13.7 million from $8.0 million for the 2000 third quarter. The increase was largely due to the inclusion of expenses of the ComNet Branches and the Roslyn Branches following their acquisition, increased staffing levels and overtime at the Company's corporate headquarters and increased staffing levels at MortgageSelect.com's call centers.

Occupancy and equipment costs increased by 22.6% to $2.0 million for the current quarter from $1.6 million in 2000. The increase in costs reflects the acquisitions of the ComNet Branches and the Roslyn Branches, the opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

Marketing and promotion expenses totaled $1.7 million in the current period, a decline of 2.5% from the third quarter of 2000.

Data processing and communications increased by 80.1% to $1.3 million from $713,000 in the third quarter of 2000. The expense increase was a result of operating the ComNet Branches and the Roslyn Branches, the growth at MortgageSelect.com's call centers and the opening of new community loan offices.

Other expenses increased by 53.7% to $3.2 million, from $2.1 million in 2000. These expenses, which consist generally of office supplies, travel, professional fees and insurance, have increased as a result of the growth at MortgageSelect.com's call centers, the acquisitions of the ComNet Branches and the Roslyn Branches, new office openings and higher loan production.

     NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2000


REVENUES

Revenues for the first nine months of 2001 increased to $86.4 million from $37.9 million in 2000, an increase of 127.8%. The increase was a result of increased gains on sale of mortgage loans and increased net interest income, offset by declines in other income.

For the first nine months of 2001, gain on sale totaled $79.8 million compared to $33.3 million in 2000, an increase of 139.9%. The increase primarily resulted from an increased loan volume, due in large part to the First Home, ComNet and Roslyn acquisitions and Internet-generated loan closings. The Company sold $5.0 billion of loans on a year-to-date basis compared to $2.0 billion for the same period in 2000 (which amounts include $285.6 million and $197.9 million, respectively, of brokered as opposed to funded originations).

Net interest income increased by 140.1% to $6.3 million from $2.6 million a year ago. The increase resulted primarily from an in increase in the Company's effective interest rate spread and an increase in loans held for sale.

Other income was $296,000 for the current nine month period compared to $2.0 million in the like period of 2000. Other income primarily consists of volume incentive bonuses received from loan purchasers. The decline was a result of the Company selling loans to loan buyers that offer high prices, but do not offer volume bonuses.

EXPENSES

Salaries, commissions and benefits amounted to $39.3 million in the current nine month period, compared to $17.6 million in 2000, an increase of 123.9%. The increase was largely due to the inclusion of expenses of First Home, the ComNet Branches and the Roslyn Branches following the acquisitions, increased staffing levels and overtime at the Company's corporate headquarters and increased staffing levels at MortgageSelect.com's call centers.

Occupancy and equipment costs increased by 52.9% to $6.1 million for the current nine month period from $4.0 million in the like period in 2000. The increase in costs reflects the acquisition of First Home, the ComNet Branches and the Roslyn Branches, opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

Marketing and promotion expenses totaled $4.7 million in the current period, up 72.0% from the like nine month period in 2000. Advertising expenses to support the retail operations and the Company's MortgageSelect.com Internet Web site accounted for the increase.

Data processing and communications increased by 63.8% to $3.0 million in the first nine months of 2001 from $1.8 million in 2000. The increase was a result of operating First Home, the ComNet Branches and the Roslyn Branches, the growth at MortgageSelect.com's call centers and the opening of new community loan offices.

Other expenses increased by 60.9% in the current nine month period to $8.6 million, from $5.3 million for the same period in 2000. These expenses, which consist generally of office supplies, travel, professional fees and insurance, have increased as a result of the growth at MortgageSelect.com's call centers, the acquisitions of First Home, the ComNet Branches and the Roslyn Branches, new office openings and higher loan production.

LIQUIDITY AND CAPITAL RESOURCES

To originate a mortgage loan, the Company draws against a syndicated warehouse facility that its subsidiaries, American Home Mortgage Corp. and Marina Mortgage Company, Inc., have entered into, with a bank group for which First Union National Bank ("First Union") acts as agent, a warehouse facility with Morgan Stanley Dean Witter Mortgage Capital, Inc. ("Morgan Stanley") and a pre-purchase facility with UBS Paine Webber ("Paine Webber"). The First Union warehouse facility is for $90 million, the Morgan Stanley facility is for $75 million and the UBS Paine Webber facility is for $200 million. The Company's facilities are secured by the mortgages it originates and certain of its other assets. Advances under the facilities bear interest at rates that vary depending on the type of mortgage loans pledged as collateral. In addition, available borrowing under the facilities and other facility terms my be affected by the types of mortgage loans pledged. The facilities also have sublimits limiting the amount of borrowing that may be secured by certain types of collateral. The facilities require adherence to certain covenants including maximum debt to tangible book capital tests.

In addition to the First Union, Morgan Stanley and UBS Paine Webber warehouse facilities, the Company has purchase and sale agreements with Fannie Mae and Paine Webber. Pursuant to these arrangements, the Company obtains commitments from the ultimate buyer, which may be a bank, a pension fund or an investment bank, to purchase its loans. These loans are then sold together with the commitment from the ultimate buyer to one of the two institutions above, who subsequently take responsibility for consummating the final transaction. These agreements allow the Company to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facility. The combined capacity available under the Company's purchase and sale agreements is $463 million.

For the nine months ended September 30, 2001, net cash (used in) provided by operating, investing and financing activities was $(129.2) million, $(3.8) million and $146.9 million, respectively. Net cash used in operating activities was primarily due to loan originations exceeding loan sales, increases in accounts receivable and prepaid expenses and security deposits, offset by an increase in accrued expenses and other liabilities and net income. Net cash used in investing activities was primarily due to the acquisition of several businesses and the purchase of furniture and equipment. Net cash provided by financing activities was a result of an increase in warehouse lines of credit which are collateralized by mortgage loans held for sale, the issuance of capital stock and an increase in drafts payable.

For the comparable period a year ago, net cash provided by (used in) operating, investing and financing activities was $(46.4) million, $(8.6) million and $55.0 million, respectively. Net cash used in operating activities was primarily due to loan originations exceeding loan sales and an increase in accounts receivable, offset by an increase in accrued expenses and other liabilities and net income. Net cash used in investing activities was primarily due to the acquisition of First Home and the purchase of furniture and equipment. Net cash provided by financing activities was a result of an increase in warehouse lines of credit which are collateral for mortgage loans held for sale, offset by a decrease in drafts payable.

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

The following table summarizes the Company's interest rate sensitive instruments:

                                                             September 30, 2001                       December 31, 2000
                                                       ---------------------------------       --------------------------------
                                                       Notional Amount       Fair Value        Notional Amount      Fair Value
                                                       ---------------      ------------       ---------------     ------------

Instruments:
Commitments to fund mortgages at agreed-upon rates       $610,903,607       $ 16,024,503        $241,926,529       $  7,453,609
     Forward delivery commitments                         514,732,090         (6,698,570)        224,172,000         (3,738,524)
     Option contracts to buy securities                   100,000,000            613,000          10,000,000            167,150
     Option contracts to sell securities                  300,000,000            193,000                  --                 --


No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the Company's Form 10-K for the period ended December 31, 2000.

                            PART II-OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 11, 2001, the Company held its Annual Meeting of Stockholders (the "Meeting"). As of May 25, 2001, the record date for the Meeting, there were 9,002,261 shares of common stock outstanding and entitled to vote. Represented at the Meeting in person or by proxy were 7,695,062 shares of common stock, constituting a quorum.

         At the Meeting, John A. Johnston and Leonard Schoen, Jr. were elected as directors of the Company to serve until their respective successors have been elected and qualified. With respect to Mr. Johnson's election, there were 7,541,169 votes for and 153,893 votes against. With respect to Mr. Schoen's election, there were 7,541,169 votes for and 153,893 votes against.

         The stockholders of the Company voted upon and ratified the appointment of Deloitte & Touche LLP as the Company's external auditors for the fiscal year ending December 31, 2001. With respect to this matter, there were 7,681,655 votes for and 13,407 votes against.

         At the Meeting, the Company's stockholders voted upon and approved an amendment to the Company's 1999 Omnibus Stock Incentive Plan (the "Plan") to increase the number of shares subject to awards granted under the Plan from 750,000 to 1,500,000 and to increase the maximum number of shares that are available to be granted as incentive stock options under the Plan from 750,000 to 1,500,000. With respect to this matter, there were 6,341,995 votes for, 189,143 votes against, 1,321,000 votes abstained, and 1,162,603 non-votes.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           AMERICAN HOME MORTGAGE HOLDINGS, INC.
                                           (Registrant)



Date: November 14, 2001                    By: /S/ ROBERT E. BURKE
                                              ----------------------------------
                                                       Robert E. Burke
                                                   Chief Financial Officer



Date: November 14, 2001                    By: /S/ RICHARD D. SILVER
                                              ----------------------------------
                                                      Richard D. Silver
                                                          Controller