Form 10-K
period 2001-12-31
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2002-04-01
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2001.

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

            Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

            The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of its Common Stock on March 21, 2002, on the NASDAQ National Market was $83,362,347.

            As of March 21, 2002, there were 12,042,275 shares of Common Stock outstanding.

                      Documents Incorporated by Reference:

            The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the registrant's 2002 annual meeting of stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days from the end of the fiscal year ended December 31, 2001.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.   BUSINESS ..........................................................  3

ITEM 2.   PROPERTIES ........................................................ 11

ITEM 3.   LEGAL PROCEEDINGS ................................................. 11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............... 11

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS ........................................................ 12

ITEM 6.   SELECTED FINANCIAL DATA ........................................... 12

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS ...................................... 14

ITEM 8.   FINANCIAL STATEMENTS .............................................. 23

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURES ...................................... 23

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ................ 24

ITEM 11.  EXECUTIVE COMPENSATION ............................................ 24

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .... 24

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................... 24

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K ... 25

SIGNATURES .................................................................. 26

INDEX TO FINANCIAL STATEMENTS

INDEX TO EXHIBITS

                                     PART I

      This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that actual results could differ materially from those indicated in such statements as a result of certain factors, including those set forth under "Business - Special Notes of Caution" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.

ITEM 1. BUSINESS

      GENERAL

      American Home Mortgage Holdings, Inc. ("American Home" and, together with its wholly-owned subsidiary, American Home Mortgage Corp. ("AHM"), the "Company") is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through its approximately 551 primarily commission-compensated loan originators. The Company operates from 63 loan offices in the New York metropolitan area and six other eastern states, and in California, Illinois, New Mexico and Arizona. The Company operates primarily as a mortgage banker, underwriting, funding and selling its loan products to more than 45 different buyers. The Company also markets its mortgage products over the Internet through its Internet site, MORTGAGESELECT.COM. Mortgage products are originated online through arrangements with a number of popular Web sites and through the Company's own Web site.

      Since its founding in 1988, AHM has increased its origination volume through the expansion of its branch office network and the addition of sales personnel. The Company's loan originations totalled $7.8 billion in 2001. The Company traditionally focuses on residential purchase transactions rather than refinancing by concentrating its marketing, advertising and personnel resources on lending to home buyers rather than to home owners seeking to refinance their mortgage loans.

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

      On December 30, 1999, American Home acquired Marina Mortgage Company, Inc. ("Marina"), a California mortgage banking corporation. Marina is a full service retail mortgage lender. Marina, which initially operated as a wholly-owned subsidiary of American Home, was merged into AHM on December 31, 2001.

      On June 30, 2000, American Home acquired First Home Mortgage Corp. ("First Home"), an Illinois corporation. Prior to the acquisition, First Home was an independent mortgage lender based in metropolitan Chicago. Formed in 1987, First Home originates primary residential mortgage loans. First Home now operates as a division of American Home. The acquisitions of Marina, in 1999, and First Home, in 2000, represent an expansion of the Company's traditional east coast lending activities into the west and midwest geographic regions of the country.

      On October 31, 2000, the Company acquired from Roslyn National Mortgage Corporation ("RNMC") four RNMC branches (located in Columbia, Maryland, Vienna, Virginia, West Hartford, Connecticut and Patchogue, New York) (the "Roslyn Branches"), RNMC's mortgage application pipeline and certain fixed assets, and assumed the real property leases of the Roslyn Branches. The Roslyn Branches have become part of the American Home branch network and have helped the Company expand its originations in the mid-Atlantic region through both a retail and wholesale presence.

      On March 30, 2001, the Company acquired the Pennsylvania and Maryland loan production offices of ComNet Mortgage Services (the "ComNet Branches"), the residential mortgage division of Commonwealth Bank, a subsidiary of Commonwealth Bancorp, Inc. ("Commonwealth"), Commonwealth's mortgage application pipeline and certain fixed assets, and assumed the real property leases of the ComNet Branches. The ComNet Branches have also been integrated into the American Home branch network, further supporting the Company's expansion of its originations in the mid-Atlantic region.

      The Company is currently licensed to conduct its business in all 50 states and the District of Columbia.

      RECENT DEVELOPMENTS

      In August of 2001, the Company entered into an agreement to acquire Valley Bancorp, Inc. ("Valley Bancorp") and its wholly-owned subsidiary, Valley Bank of Maryland ("Valley Bank"), a federal savings bank located in suburban Baltimore, Maryland, for a combination of cash and stock, subject to certain adjustments. Under the terms of the definitive agreement, the Company will pay 1.25 times Valley Bancorp's book value, or approximately $5.5 million. It is anticipated that the acquisition of Valley Bank will substantially increase net interest income and provide a more stable and diverse funding base. This transaction is subject to regulatory approval and is expected to close by the end of the third quarter of 2002.

      OPERATIONS

      Lending to Home Buyers. The Company has focused on making loans to home buyers rather than to home owners seeking to refinance their mortgages. However, because of the historically low interest rates, there was substantial refinancing activity in 2001. In 2001, 42.7% of the mortgage loans the Company originated were made to home buyers, compared to 57.3% which were made to home owners seeking refinancing.

      Web Site. The Company's Web site, MORTGAGESELECT.COM, provides customers with 24-hour access to its interest rates and product terms and the ability to lock in an interest rate, to file a pre-approval request or application, to check the status of their pending applications and to obtain their credit reports. The Company's Web site also provides mortgage customers with an array of "tools" that assist them in determining how much financing they can afford, what kind of mortgage best suits their needs and otherwise provides answers to frequently asked questions.

      Underwriting Loans to the Standards of Investors who Buy the Company's Loans. The Company's underwriting process is designed to ensure that virtually every loan it originates is in a standardized form and can be sold to a third-party investor by conforming the loan to the underwriting and credit standards of that investor. Whenever possible, the Company uses "artificial intelligence" underwriting systems, including Fannie Mae's Desktop Underwriter(R), to ensure consistency with its investors' predetermined standards. These systems interface with the Company's "enterprise" computer system. In addition, the Company has a series of internal and external quality control procedures in place to ensure compliance with its underwriting standards.

      Sales. The Company's loan originators are primarily compensated through sales commissions, which is customary in the industry and encourages responsiveness to the Company's customers. The Company's loan originators actively guide customers through the loan application process, keeping customers informed about rate changes and market conditions.

      BUSINESS DIVISIONS AND MARKETS

      The Company's business is organized into the following three divisions, each of which focuses on a distinct production channel of the residential loan market: the retail division, the Internet division and the wholesale division.

THE RETAIL DIVISION

      In 2001, the Company's retail division accounted for approximately 75% of its origination volume. Prior to the acquisition of Marina, First Home, the Roslyn Branches and the ComNet Branches, this division consisted of 14 offices in the eastern United States, including the Company's Melville, New York headquarters. With the addition of Marina, First Home, the Roslyn Branches and the ComNet Branches, the Company expanded its retail base by an additional 49 offices located in the western and midwestern United States and on the eastern seaboard. The Company's retail division has six origination channels: community loan offices; direct-to-consumer advertising; realtor joint ventures; the Corporate Affinity Program; telemarketing; and the Real Estate Direct Program.

      Community Loan Offices. The Company's community loan offices serve the regions in which they operate and obtain business by developing and nurturing a referral network of realtors, real estate attorneys, builders and accountants. They also facilitate the efficient processing and closing of a borrower's loan. Available services include pre-approval commitments based on Fannie Mae's Desktop Underwriter(R), flexible rate lock-in and extension policies, holding of escrows and other accommodations that help a borrower and facilitate a real estate transaction. The Company's community loan offices provide special services to builders, including issuing commitments to lend to buyers in their projects as their onsite resource for mortgage financing.

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

THE INTERNET DIVISION

      The Company launched its Internet division, MORTGAGESELECT.COM, in January of 1999. In 2001, the Company's Internet division accounted for approximately 17% of its origination volume. MORTGAGESELECT.COM primarily reaches customers by serving as the exclusive or semi-exclusive mortgage provider on other destination Web sites, including aggregators, specialty interest sites, and bank sites serviced under private label outsourcing agreements. Customers also reach MORTGAGESELECT.COM directly by accessing WWW.MORTGAGESELECT.COM. Internet customers can apply online, shop for rates, check their loan status, receive e-mail notification when a desired rate becomes available, educate themselves on the loan process, use analytical tools and perform other functions, 24 hours a day, seven days a week.

      The Company, which currently has three full service call centers, built its call center capacity by transferring experienced managers and personnel from its traditional origination channels to its Internet division. The Company's experience is that having a number of smaller call centers allows it to best manage and motivate its sales representatives and create an atmosphere that is most conducive to its consultative sales approach. Innovative technology also allows the Company to transfer calls and work freely between centers for peak efficiency and ease of growth.

THE WHOLESALE DIVISION

      The Company has established relationships with more than 75 mortgage brokers. The Company's wholesale division actively solicits referrals of borrowers from this network of independent mortgage brokers.

      A mortgage broker deals directly with the borrower and submits the fully processed loan application to the Company for an underwriting determination. The Company applies its usual underwriting standards to each wholesale-originated mortgage, issues a written commitment and, upon satisfaction of all lending conditions, closes the mortgage. The Company offers mortgage brokers direct access to Fannie Mae's Desktop Underwriter(R), which enables them to give their clients immediate approvals. The Company also offers to these mortgage brokers the Company's entire product line, the ability to provide approval within 24 to 48 hours of receipt of a file, flexible lock-in and extension policies, personalized service, knowledgeable and experienced wholesale loan originators and support of mortgage broker industry events, such as trade shows and educational seminars.

      THE COMPANY'S MORTGAGE PRODUCTS

      The Company offers a broad and competitive range of mortgage products that aim to meet the mortgage needs of all borrowers. Its product line includes Fannie Mae-eligible loans, jumbo loans, adjustable rate mortgages, FHA-insured and VA-guaranteed loans, alternate "A" loans, non-prime loans, home equity or second mortgage loans, construction loans and bridge loans. The Company provides its full product line through each of its three divisions.

      The Company's network of loan buyers allows it to identify specific loan features, to identify a loan buyer who will purchase loans with those specific features and to select a buyer who will accept the lowest yield for loans with those features. As a result, the Company is able to offer a wide range of products that it believes are well-priced and that have many different features to suit a customer's needs.

      The following table summarizes information with respect to the most important categories of mortgage loans the Company originated for the year ended December 31, 2001:

                        MORTGAGE LOAN ORIGINATION SUMMARY

                                                                                      % OF TOTAL
MORTGAGE TYPE                    NUMBER OF LOANS            DOLLAR VOLUME           DOLLAR VOLUME
                             YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,   YEAR ENDED DECEMBER 31,
                             -----------------------   -----------------------   -----------------------
                                2001        2000         2001          2000          2001        2000
                               ------      ------      --------      --------       -----       -----
                                                           ($ in millions)
Fannie Mae Eligible Fixed      27,850       8,179      $4,569.1      $1,420.8        58.8%       46.7%
Jumbo Fixed .............       1,709         501         668.1         183.4         8.6         6.0
Adjustable Rate (ARMs) ..       2,987       1,643         960.6         449.1        12.4        14.8
FHA/VA ..................      10,228       5,888       1,368.5         768.4        17.6        25.3
Alternate "A" Loans .....          62         351          12.7          69.5         0.2         2.3
Non-Prime Loans .........         577         662          79.4          64.0         1.0         2.1
Home Equity/Second ......       2,670       1,638          91.7          77.1         1.2         2.5
Construction Loans ......          13          11           7.1           6.0         0.1         0.2
Bridge Loans ............          67          50           8.5           4.3         0.1         0.1
                               ------      ------      --------      --------       -----       -----
       TOTAL ............      46,163      18,923      $7,765.7      $3,042.6       100.0%      100.0%
                               ======      ======      ========      ========       =====       =====

      Conforming and Government-Insured Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). This product is limited to high-quality borrowers with good credit records and involves adequate down payments or mortgage insurance. These loans may qualify for insurance from the Federal Housing Authority (FHA) or guarantees from the Veterans Administration (VA). The Company has been designated by the U.S. Department of Housing and Urban Development (HUD) as a direct endorser of loans insured by the FHA and as an automatic endorser of loans partially guaranteed by the VA, allowing it to offer FHA or VA mortgages to qualified borrowers. FHA and VA mortgages must be underwritten within specific governmental guidelines, which include borrower income verification, asset verification, borrower credit worthiness, property value and property condition.

      Jumbo Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently, $300,700 for single-family, one-unit mortgage loans in the continental United States). The Company offers jumbo loans with creative financing features, such as the pledging of security portfolios. Its jumbo loan program is geared to the more financially-sophisticated borrower.

      Adjustable Rate Mortgages (ARM). The ARM's defining feature is a variable interest rate that fluctuates over the life of the loan, usually 30 years. Interest rate fluctuations are based on an index that is related to Treasury bill rates, regional or national average cost of funds of savings and loan associations, or another widely published rate, such as LIBOR. The period between the rate changes is called an adjustment period and may change every six months or one year. The Company also offers ARMs with a fixed period of three years, five years or ten years. Some of the Company's ARMs may include payment caps, which limit the interest rate increase for each adjustment period.

      Alternate "A" Loans. From a credit risk standpoint, alternate "A" loan borrowers present a risk profile comparable to that of conforming loan borrowers, but entail special underwriting considerations, such as a higher loan to value ratio or limited income verification.

      Non-Prime Mortgage Loans. The non-prime mortgage loan focuses on customers whose borrowing needs are not served by traditional financial institutions. Borrowers of non-prime mortgage loans may have impaired or limited credit profiles, high levels of debt service to income, or other factors that disqualify them for conforming loans. By originating mortgage loans to borrowers with higher credit risk, the Company offsets this risk with higher interest rates than would be charged for its conventional loans. Offering this category of mortgage loans on a limited basis allows the Company to provide loan products to borrowers with a variety of differing credit profiles.

      Home Equity or Second Mortgage Loans. These loans are generally secured by second liens on the related property. Home equity mortgage loans can take the form of a home equity line of credit, which generally bears an adjustable interest rate, while second mortgage loans are closed-end loans with fixed interest rates. Both types of loans are designed for borrowers with high-quality credit profiles. Home equity lines generally provide for a 5- or 15-year draw period where the borrower withdraws needed cash and pays interest only, followed by a 10- to 20-year repayment period. Second mortgage loans are fixed in amount at the time of origination and typically amortize over 15 to 30 years with a balloon payment due after 15 years.

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

      SALE OF LOANS AND SERVICING RIGHTS

      The Company's business strategy is to sell the loans it originates, typically within 45 days of origination, rather than hold them for investment. The Company sells its loans to Fannie Mae, large national banks, thrifts and smaller banks, securities dealers, real estate investment trusts and other institutional loan buyers. The Company also swaps loans with Fannie Mae for mortgage-backed securities, which the Company then sells.

      Typically, the Company sells or swaps the loans with limited recourse. By doing so, the Company reduces its exposure to default risk at the time it sells the loan, except that it may be required to repurchase the loan if it breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor.

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

      In 2001, the three institutional investors that bought the most loans from the Company were Wells Fargo Funding, Principal Residential Funding and Astoria Federal Savings Bank, which accounted for 65.9%, 8.8% and 4.7% of the Company's total loan sales, respectively.

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

      QUALITY CONTROL

      The Company has hired an outside firm to perform quality control testing for it. The firm randomly samples 10% of the loans the Company originates. It checks the accuracy of the borrower's income and assets and the credit report used to make the loan, reviews whether the loan buyer's underwriting standards were properly applied, examines whether the loan complies with government regulations and, for 1% of the loans the Company originates, it reappraises the underlying property. The firm issues monthly reports which the Comapny uses to identify areas that need corrective action or could use improvement. To date, those reports have not identified material quality control concerns, although there can be no assurances that the Company will not experience material quality control concerns in the future.

      GOVERNMENT REGULATION

      The Company's business is subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities and government sponsored enterprises, including, without limitation, HUD, FHA, VA, Fannie Mae, Freddie Mac and Ginnie Mae. These rules and regulations impose obligations and restrictions on the Company's loan origination and credit activities, including, without limitation, the processing, underwriting, making, selling, securitizing and servicing of mortgage loans.

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

      The Company is subject to audits by various regulatory authorities. To date, the audits have not found any material violations. In addition, the Company's "enterprise" computer application assists it in complying with government regulations by automatically selecting the requisite loan disclosure documents, calculating permissible fees and charges and assuring that products offered to a particular borrower meet the requirements of that borrower's state. The Company's legal compliance is reviewed as part of its quality control process, which is performed by an independent contractor with expertise in these matters.

      Although the Company believes that it has systems and procedures in place to ensure compliance with these requirements and believes that it currently is in compliance in all material respects with applicable federal, state and local laws, rules and regulations, there can be no assurance of full compliance with current laws, rules and regulations, that more restrictive laws, rules and regulations will not be adopted in the future, or that existing laws, rules and regulations or the mortgage loan documents with borrowers will not be interpreted in a different or more restrictive manner. The occurrence of any such event could make compliance substantially more difficult or expensive, restrict the Company's ability to originate, purchase, sell or service mortgage loans, further limit or restrict the amount of interest and other fees and charges earned from mortgage loans that the Company originates, purchases or services, expose it to claims by borrowers and administrative enforcement actions, or otherwise materially and adversely affect its business, financial condition and results of operations.

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

The system assures that the Company's underwriting policies are adhered to, that only loans that are fully approved are disbursed, and that the correct disclosures and loan documents are used based on a borrower's state and loan program. The Company's enterprise system also provides its management with operating reports and other key data. MORTGAGESELECT.COM has developed a proprietary Web site and supporting call center software through the efforts of its in-house computer programming staff.

      COMPETITION

      Mortgage banking is highly competitive. A large number of banks, non-bank mortgage lenders, and mortgage brokers offer mortgage loans. Many of these competing mortgage originators share a business strategy and capability similar to that of the Company and many of them are larger than the Company, with substantially more capital and greater marketing and technical resources than the Company.

                            SPECIAL NOTES OF CAUTION

      REGARDING FORWARD-LOOKING STATEMENTS

      Some of the information in this report may constitute "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements generally discuss the Company's plans and objectives for future operations. They also include statements containing a projection of revenues, income, capital expenditures, dividends, capital structure or other financial terms. The following statements particularly are forward-looking in nature:

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

ITEM 2. PROPERTIES

      The Company's current Executive and Administrative Offices are located at 520 Broadhollow Road, Melville, New York 11747, and consist of approximately 58,200 square feet. The lease covering these premises expires in January of 2009 and the annual rent is $1,140,000. The Company also has a New York office located at 114 West 47th Street, 17th Floor, New York, New York 10036. These premises consist of approximately 7,000 square feet and the lease expires in December of 2006. The annual rent is $371,496. The Company owns an office building in Mt. Prospect, Illinois, which serves as the regional operation center for the First Home division, and consists of approximately 35,700 square feet.

      The Company leases an aggregate of 47 spaces for its regional operation center and lending offices in Arizona, California, Connecticut, Florida, Illinois, Maryland, New Mexico, New York and Virginia (including its New York, New York offices and Melville, New York headquarters). As of December 31, 2001, these facilities had an annual aggregate base rental of approximately $4.6 million, and ranged in size from 400 to 57,100 square feet with remaining lease terms ranging from one to seven years.

ITEM 3. LEGAL PROCEEDINGS

      In the ordinary course of its business, the Company is at times subject to various legal proceedings. The Company does not believe that any of its current legal proceedings, individually or in the aggregate, will have a material adverse effect on its operations or financial condition.

      A multitude of class action lawsuits have been filed against companies in the mortgage banking industry, which allege, among other things, violations of the terms of the mortgage loan documents and certain laws, rules and regulations (including, without limitation, consumer protection laws). These lawsuits may result in similar suits being filed against the Company. In addition, the publicity generated by such lawsuits may result in legislation that affects the manner in which the Company conducts its business and its relationships with mortgage brokers, correspondents and others. Any of these developments may materially and adversely affect the Company's business, financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is listed on the NASDAQ National Market under the symbol AHMH and began trading on October 4, 1999. The following table sets forth the high, low and closing sales prices for the Company's common stock as reported by the NASDAQ National Market for the periods indicated.

                                      2001                                             2000
                  --------------------------------------------     --------------------------------------------
                    1st         2nd          3rd         4th         1st          2nd         3rd         4th
                  Quarter     Quarter      Quarter     Quarter     Quarter      Quarter     Quarter     Quarter
High              $ 8.130    $ 13.090     $ 18.000    $ 20.873     $ 8.875      $ 6.375     $ 5.250     $ 5.375
Low                 5.130       6.600       10.450      11.873       6.000        4.563       4.375       3.875
End of period       7.500      11.900       10.450      12.073       6.375        4.563       5.250       4.750

      As of March 21, 2002, the closing sales price of the Company's common stock, as reported on the NASDAQ National Market, was $13.51.

      The Company began paying a quarterly cash dividend in the amount of $0.03 per share of common stock in April of 2001. The Company paid three such dividends in 2001.

      As of March 21, 2002, the Company had 26 stockholders of record. The Company believes, based on the number of proxy statements and related materials requested in connection with its annual meeting of stockholders, that there are approximately 1,092 beneficial owners of its common stock.

ITEM 6. SELECTED FINANCIAL DATA

      The following selected financial data as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 have been derived from the Company's audited consolidated financial statements, included elsewhere in this report. The selected financial data as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and 1997 have been derived from prior year audited consolidated financial statements. These consolidated financial statements include all adjustments, which the Company considers necessary for a fair presentation of its consolidated financial position and results of operations for these periods. You should not assume that the results below indicate results that the Company will achieve in the future. The operating data are derived from unaudited financial information that the Company compiled.

      You should read the information below along with all the other financial information and analysis presented in this report, including the Company's financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                      -----------------------
                                                                       2001       2000      1999      1998      1997
                                                                     --------   --------   -------   -------   -------
                                                                           (In thousands, except per share data)
STATEMENT OF INCOME DATA:
   Revenues
     Gain on sales of mortgage loans .............................   $118,554   $ 52,731   $21,957   $18,981   $10,597
     Interest income, net ........................................      9,098      3,271     1,704       734       369
     Other .......................................................        401      2,278     1,201       502       356
                                                                     --------   --------   -------   -------   -------
         Total revenues ..........................................    128,053     58,280    24,862    20,217    11,321
                                                                     --------   --------   -------   -------   -------
   Expenses
     Salaries, commissions and benefits, net .....................     55,778     27,894    11,611     9,430     5,317
     Occupancy and equipment .....................................      8,250      5,584     2,429     1,654       909
     Marketing and promotion .....................................      6,313      4,058     1,774     1,236       962
     Data processing and communications ..........................      4,442      2,826     1,133       952       612
     Provision for loss ..........................................        352        127        28       153       117
     Other .......................................................     12,331      7,625     2,550     1,543       946
                                                                     --------   --------   -------   -------   -------
         Total expenses ..........................................     87,466     48,114    19,525    14,968     8,862
                                                                     --------   --------   -------   -------   -------
   Income before income taxes and minority interest ..............     40,587     10,166     5,337     5,249     2,459
         Income taxes(1) .........................................     16,253      4,267     1,441       328       140
         Minority interest .......................................      1,028        508        35        51        --
                                                                     --------   --------   -------   -------   -------
   Net income before cumulative effect of change in
     accounting principle ........................................     23,306      5,391     3,861     4,870     2,319
   Cumulative effect of change in accounting principle,
       net of income taxes .......................................      2,143         --        --        --        --
                                                                     --------   --------   -------   -------   -------
                  Net income .....................................   $ 25,448   $  5,391   $ 3,861   $ 4,870   $ 2,319
                                                                     ========   ========   =======   =======   =======
   Net income per share:
     Basic before cumulative effect of change in accounting
       Principle .................................................   $   2.25   $   0.63   $  0.69   $  0.97   $  0.46
     Basic after cumulative effect of change in accounting
       principle .................................................   $   2.45   $   0.63   $  0.69   $  0.97   $  0.46
     Diluted before cumulative effect of change in accounting
       principle .................................................   $   2.14   $   0.63   $  0.69   $  0.97   $  0.46
     Diluted after cumulative effect of change in accounting
       principle .................................................   $   2.34   $   0.63   $  0.69   $  0.97   $  0.46
   Weighted average number of shares outstanding:
     Basic .......................................................     10,374      8,580     5,595     5,000     5,000
     Diluted .....................................................     10,883      8,580     5,603     5,000     5,000
BALANCE SHEET DATA:
     Cash and cash equivalents ...................................   $ 26,393   $  6,005   $ 3,414   $ 2,892   $ 2,058
     Mortgage loans held for sale, net ...........................    419,900    143,967    65,115    34,667    24,676
     Total assets ................................................    501,125    183,532    85,884    42,392    28,914
     Warehouse lines of credit ...................................    351,454    130,484    56,805    34,070    24,454
     Other liabilities ...........................................     70,477     25,855    11,056     2,298     1,886
     Total stockholders' equity ..................................     78,617     26,612    18,000     5,924     2,574
OPERATING DATA:
     Total mortgage originations (in millions) ...................   $  7,764   $  3,043   $ 1,348   $ 1,158   $   724
         Home purchases ..........................................   $  3,326   $  2,590   $   978   $   749   $   562
         Refinancings ............................................   $  4,438   $    452   $   370   $   409   $   162
     Number of loans originated ..................................     46,163     18,923     7,732     6,543     4,361
     Loan originators at period end ..............................        551        475       220        76        71
     Number of branches at period end ............................         63         53        28        12         8

----------
 (1) Prior to September 29, 1999, the Company elected to be treated as an S corporation for federal and state income tax purposes. Prior to the Company's election to be treated as an S corporation, all federal taxes were taxable to and paid by the Company's sole shareholder. Income taxes for the years ended December 31, 1998, 1997, and 1996 reflect state income taxes only.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      GENERAL

      The Company has made forward-looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements include information concerning the Company's possible or assumed future results of operations. Also, when the Company has used such words as "believe," "expect," "anticipate," "plan," "could," "intend" or similar expressions, it is making forward-looking statements. You should note that an investment in the Company's securities involves certain risks and uncertainties that could affect its future financial results. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Business - Special Notes of Caution" and elsewhere in this report on Form 10-K.

      The Company is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through its 551 primarily commission-compensated loan originators. The Company operates from 63 loan offices in New York, California, Illinois, Maryland, Virginia, Pennsyvania, New Mexico, Connecticut, New Jersey, Arizona, Massachusetts, Florida and Colorado. The Company operates primarily as a mortgage banker, underwriting, funding and selling its loan products to more than 45 different buyers. In January of 1999, the Company began marketing its mortgage products over the Internet through its Internet site, MORTGAGESELECT.COM. Mortgage products are originated online through arrangements with a number of popular Web sites and through the Company's own Web site.

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

      Seasonality affects the mortgage industry, as loan originations are typically at their lowest levels during the first and fourth quarters due to a reduced level of home buying activity during the winter months. Loan originations generally increase during the warmer months, beginning in March and continuing through October. As a result, the Company may experience higher earnings in the second and third quarters and lower earnings in the first and fourth quarters.

      Interest rate and economic cycles also affect the mortgage industry, as loan originations typically fall in rising interest rate environments. During these periods, refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. Due to stable and decreasing interest rate environments over recent years, the Company's to-date performance may not be indicative of results in rising interest rate environments. In addition, the Company's recent and rapid growth may distort some of its ratios and financial statistics and may make period-to-period comparisons difficult. In light of this growth, the Company's to-date earnings performance may be of little relevance in predicting future performance. Furthermore, the Company's financial statistics may not be indicative of its results in future periods.

      On December 30, 1999, the Company acquired Marina, a residential mortgage lender headquartered in Irvine, California, with offices in California and Arizona. The Company agreed to issue 753,420 shares of its common stock in exchange for the 34,600 outstanding shares of Marina common stock and to pay $2.5 million in cash over five years. The Company issued 201,043 shares on October 15, 2000 and 157,985 shares on January 31, 2001 to the prior Marina shareholders in accordance with the first and second earnout provisions of the merger agreement and the prior shareholders may receive additional consideration over the next four years based on two additional earnout provisions, which are primarily based on derived earnings formulas. The Company accounted for this transaction as a purchase transaction and generated goodwill of approximately $4.5 million, which was originally to be amortized over 20 years. The results of operations for Marina were not included in the Company's consolidated financial statements as of December 31, 1999. Marina was merged into American Home, the Company's wholly-owned subsidiary, on December 31, 2001.

      On June 30, 2000, American Home acquired First Home, an Illinois corporation, which was merged into AHM, the Company's wholly-owned subsidiary. The shareholders of First Home will receive an aggregate of 489,760 shares of American Home's common stock and $3.6 million over a period of two years. In addition, the shareholders of First Home may receive additional consideration consisting of cash and shares of common stock of the Company based on the future results of the financial performance of the First Home division of the Company. First Home is a full-service retail lender based in metropolitan Chicago. First Home originates and purchases mortgage loans for sale in the secondary mortgage market. It operates 24 branch offices in three states.

      On October 31, 2000, American Home acquired the Roslyn Branches for $509,478 and the assumption of certain liabilities, including the assumption of the real property leases for the four acquired branch offices. These branch offices are located in Maryland, Virginia, Connecticut and New York and are full-service retail lending offices.

      On March 30, 2001, the Company closed an asset purchase transaction with Commonwealth. Under the agreement, the Company acquired five loan production offices of ComNet. The terms of the transaction included a nominal amount of cash consideration for the purchase of ComNet's mortgage application pipeline, fixed assets and trademark, as well as the assumption of real property leases of the five acquired branch offices, which are located in Pennsylvania and Maryland.

      In August of 2001, the Company entered into an agreement to acquire Valley Bancorp and its wholly-owned subsidiary, Valley Bank, a federal savings bank located in suburban Baltimore, Maryland, for a combination of cash and stock, subject to certain adjustments. Under the terms of the definitive agreement, the Company will pay 1.25 times Valley Bancorp's book value, or approximately $5.5 million. It is anticipated that the acquisition of Valley Bank will substantially increase net interest income and provide a more stable and diverse funding base. This transaction is subject to regulatory approval and is expected to close by the end of the third quarter of 2002.

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

      CRITICAL ACCOUNTING POLICIES

      Financial Reporting Release No. 60, recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.

      MORTGAGE LOANS HELD FOR SALE - Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. The Company separately evaluates for impairment the estimated fair value of its commitments to lend. If it is determined that impairment exists, the Company records a charge to earnings in the current period. The Company generally sells whole loans without servicing retained. Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale.

      DERIVATIVE FINANCIAL INSTRUMENTS - The Company has developed risk management programs and processes designed to manage market risk associated with normal business activities.

      Risk Management of the Mortgage Pipeline. The Company's mortgage-committed pipeline includes interest rate lock commitments ("IRLCs") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the Company classifies and accounts for the IRLCs as free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. The Company uses other derivative instruments to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives. Gains (losses) on IRLCs represent the change in value from rate-lock inception to funding date.

      Risk Management of Mortgage Loans Held for Sale. The Company's risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company's strategy is to engage in a risk management program involving the use of mortgage forward delivery contracts designated as fair value hedging instruments to hedge 100% of its agency-eligible conforming and non-conforming loans. At the inception of the hedge, the Company formally documents the relationship between the forward delivery contracts and the mortgage inventory as well as its objective and strategy for undertaking the hedge transactions. The notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to the Company.

      Termination of Hedging Relationships. The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer effective or expected to be effective in offsetting changes in fair value of the hedged item. Additionally, the Company may elect to de-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes in their value recorded in earnings.

      LOAN ORIGINATION FEES - The Company records loan fees, discount points and certain direct origination costs as an adjustment of the cost of the loan. These fees and costs are included in gain on sales of loans when the loan is sold.

      INTEREST RECOGNITION - The Company accrues interest income as it is earned. Loans are placed on a nonaccrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans are returned to an accrual status when principal and interest become current and are anticipated to be fully collectible. Interest expense is recorded on outstanding lines of credit at a rate based on a spread to the LIBOR and the Fed Funds rate.

      RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, information derived from the Company's statement of operations expressed as a percentage of total revenues. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                             YEAR ENDED DECEMBER 31,
                                                                           --------------------------
                                                                            2001      2000      1999
                                                                           ------    ------    ------
RESULTS OF OPERATIONS:
     Gain on sales of mortgage loans ...................................     92.6%     90.5%     88.3%
     Interest income - net .............................................      7.1       5.6       6.9
     Other .............................................................      0.3       3.9       4.8
                                                                           ------    ------    ------
         Total revenues ................................................    100.0     100.0     100.0
                                                                           ------    ------    ------
     Salaries, commissions and benefits, net ...........................     43.6      47.9      46.7
     Occupancy and equipment ...........................................      6.4       9.6       9.8
     Marketing and promotion ...........................................      4.9       7.0       7.1
     Data processing and communications ................................      3.5       4.8       4.6
     Provision for loss ................................................      0.3       0.2       0.1
     Other .............................................................      9.6      13.1      10.3
                                                                           ------    ------    ------
         Total expenses ................................................     68.3      82.6      78.6
                                                                           ------    ------    ------
     Income before income taxes and minority interest in income
          of in consolidated joint ventures ............................     31.7      17.4      21.4
     Income taxes ......................................................     12.7       7.3       5.8
     Minority interest in income of consolidated joint ventures ........      0.8       0.8       0.1
                                                                           ------    ------    ------
         Net income before cumulative effect of change in accounting
             principle, as reported ....................................     18.2%      9.3%     15.5%
                                                                           ======    ======    ======

      YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

      Total Revenues. The Company's total revenues for the year ended December 31, 2001, compared to the year ended December 31, 2000, increased to $128.1 million from $58.3 million in 2000, an increase of $69.8 million, or 119.7%, primarily as a result of strong origination growth and the subsequent sale of loans and a generally favorable interest rate environment. Loan sales increased to $7.5 billion in 2001 from $2.7 billion in 2000 (which amounts include $443.9 million and $272.8 million of originations in which the Company acted as broker, respectively).

      Net gain on the sales of mortgage loans increased to $118.6 million in 2001 from $52.7 million in 2000, an increase of $65.8 million, or 124.8%. The increase primarily resulted from an increased loan volume, due in large part to the First Home, ComNet and Roslyn acquisitions and Internet-generated loan closings.

      Interest income - net increased to $9.1 million in 2001 from $3.3 million in 2000, an increase of $5.8 million, or 178.1%. The improvement resulted primarily from an increase in loans held for sale and an in increase in the Company's effective interest rate spread.

      Other income totaled $401,000 in 2001 compared to $2.3 million in 2000. Other income primarily consists of volume incentive bonuses received from loan purchasers. The decline was a result of the Company selling loans to loan buyers that offer high prices, but do not offer volume bonuses.

      Salaries, Commissions and Benefits. Salaries, commissions and benefits increased to $55.8 million in 2001 from $27.9 million in 2000, an increase of $27.9 million, or 100.0%. The increase was largely due to the inclusion of a full year of expenses for First Home and the Roslyn Branches, and the inclusion of the ComNet Branches following their acquisition, increased staffing levels and overtime at the Company's corporate headquarters and increased staffing levels at MORTGAGESELECT.COM'S call centers. As of December 31, 2001, the Company employed 1,325 people compared to 1,006 people at December 31, 2000.

      Occupancy and Equipment Expenses. Occupancy and equipment expenses increased to $8.3 million in 2001 from $5.6 million in 2000, an increase of $2.7 million, or 47.7%. The increase in costs reflects the inclusion of First Home and the Roslyn Branches for a full year and the acquisition of the ComNet Branches, opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

      Marketing and Promotion Expenses. Marketing and promotion expenses increased to $6.3 million in 2001 from $4.1 million in 2000, an increase of $2.2 million, or 55.6%. Increased advertising expenses in support of retail operations and our MORTGAGESELECT.COM Internet Web site accounted for the increase.

      Data Processing and Communications. Data processing and communication costs increased to $4.4 million in 2001 from $2.8 million in 2000, an increase of $1.6 million, or 57.2%. The increase was a result of operating First Home and the Roslyn Branches for a full year, the acquisition of the ComNet Branches, the growth at MORTGAGESELECT.COM'S call centers and the opening of new community loan offices.

      Other Expenses. Other expenses increased to $12.3 million in 2001 from $7.6 million in 2000, an increase of $4.7 million, or 61.7%. These expenses, which consist generally of office supplies, travel, professional fees and insurance, have increased as a result of the growth at MORTGAGESELECT.COM'S call centers, the inclusion of a full year of expenses for First Home and the Roslyn Branches, and the inclusion of the ComNet Branches following their acquisition, new office openings and higher loan production.

      Income Taxes. Income taxes increased to $16.3 million in 2001 from $4.3 million. in 2000, an increase of $12.0 million, or 280.1%. The increase was primarily due to increased revenue.

      Net Income. Net income, before cumulative effect of change in accounting principle, increased to $23.3 million in 2001 from $5.4 million in 2000, an increase of $17.9 million, or 332.3%. The increase was generally a result of an increase in loan volume, due in large part to a favorable interest rate enviornment, the inclusion of First Home and the Roslyn Branches for a full year, the ComNet acquisition and Internet-generated loan closings.

      YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

      Total Revenues. The Company's total revenues for the year ended December 31, 2000, compared to the year ended December 31, 1999, increased to $58.3 million from $24.9 million in 1999, an increase of $33.4 million, or 134.4%, primarily as a result of strong origination growth and the subsequent sale of loans and a generally favorable interest rate environment. Loan sales increased to $2.7 billion in 2000 from $1.3 billion in 1999 (which amounts include $272.8 million and $64.6 million of originations in which the Company acted as broker, respectively).

      Net gain on the sales of mortgage loans increased to $52.8 million in 2000 from $22.0 million in 1999, an increase of $30.8 million, or 140.2%. The increase was generally a result of an increase in loan volume, due in large part to the Marina and First Home acquisitions and increased Internet-generated loan closings.

      Interest income - net increased to $3.3 million in 2000 from $1.7 million in 1999, an increase of $1.6 million, or 92.0%. The improvement resulted from increased loan originations and from more efficient cash management, including the implementation of sweep accounts, which use existing cash balances overnight to reduce outstanding borrowings.

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

      Salaries, Commissions and Benefits. Salaries, commissions and benefits increased to $27.9 million in 2000 from $11.6 million in 1999, an increase of $16.3 million, or 140.2%. The increase was largely due to the inclusion of expenses of Marina, First Home and the Roslyn Branches following these acquisitions and increased staffing levels related to our MORTGAGESELECT.COM Internet Web site. As of December 31, 2000, the Company employed 1,006 people compared to 543 people at December 31, 1999.

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

      Other Expenses. Other expenses increased to $7.6 million in 2000 from $2.5 million in 1999, an increase of $5.1 million, or 199.1%. These expenses, which consist generally of office supplies, travel, professional fees and insurance, have increased as a result of the growth in our MORTGAGESELECT.COM Internet Web site, the acquisitions of Marina, First Home and the Roslyn Branches, new office openings and higher employment levels.

      Income Taxes. Income taxes increased to $4.3 million in 2000 from $1.4 million in 1999, an increase of $2.8 million, or 196.1%. The increase was primarily due to increased revenue and a change in the tax status of AHM. Prior to September 29, 1999, AHM elected to be treated as an S corporation. Income taxes for 1999 also include a non-cash, non-recurring tax expense of $625,000 resulting from this change.

      Net Income. Net income increased to $5.4 million in 2000 from $3.9 million in 1999, an increase of $1.5 million, or 39.6%. The increase was generally a result of an increase in loan volume, due in large part to the Marina and First Home acquisitions and increased Internet-generated loan closings.

      LIQUIDITY AND CAPITAL RESOURCES

      To originate a mortgage loan, the Company draws against a $310 million pre-purchase facility with UBS Paine Webber ("Paine Webber"), a $100 million facility with Residential Funding Corporation ("RFC"), and a facility of $75 million with Morgan Stanley Dean Witter Mortgage Capital, Inc. ("Morgan Stanley"). These facilities are secured by the mortgages owned by the Company, and by certain of its other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of the Company's liabilities to its tangible net worth. At March 21, 2002, the aggregate outstanding balance under the warehouse facilities was $205 million, the aggregate outstanding balance in drafts payable was $8 million and the aggregate maximum amount available for additional borrowings was $280 million.

      The documents governing the Company's warehouse facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require the Company to maintain a minimum ratio of total liabilities to tangible net worth and maintain a minimum level of tangible net worth, liquidity, stockholder's equity and leverage ratios, as well as to comply with applicable regulatory and investor requirements. The facility agreements also contain covenants limiting the ability of the Company's subsidiary to:

      o     transfer or sell assets;

      o     create liens on the collateral; and

      o     incur additional indebtedness,

without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld. These limits on its subsidiary may in turn restrict American Home's ability, as the holding company, to pay cash or stock dividends on its stock.

      In addition, under the Company's warehouse facilities, the Company will not continue to finance a mortgage loan that it holds if:

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

      In addition to the Paine Webber, RFC and Morgan Stanley warehouse facilities, the Company has purchase and sale agreements with Fannie Mae and Paine Webber. Pursuant to these arrangements, the Company obtains commitments from the ultimate buyer, which may be a bank, a pension fund or an investment bank, to purchase its loans. These loans are then sold together with the commitment from the ultimate buyer to one of the two institutions above, who subsequently take responsibility for consummating the final transaction. These agreements allow the Company to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facility. The combined capacity available under the Company's purchase and sale agreements is $603 million. Amounts sold and being held under these agreements at December 31, 2001 and December 31, 2000 were $499 million and $259 million, respectively. Amounts so held under these agreements at March 21, 2002 were $352 million. At March 21, 2002, the maximum combined amount was $603 million. These agreements are not committed facilities and may be terminated at the discretion of the counterparties.

      The Company makes certain representations and warranties under the purchase and sale agreements regarding, among other things, the loans' compliance with laws and regulations, their conformity with the ultimate investor's underwriting standards and the accuracy of information. In the event of a breach of these representations or warranties or in the event of an early payment default, the Company may be required to repurchase the loans and indemnify the investor for damages caused by that breach. The Company has implemented strict procedures to ensure quality control and conformity to underwriting standards and minimize the risk of being required to repurchase loans. In addition, an outside firm performs quality control tests for it. Please see "Business--Quality Control." The Company has been required to repurchase loans it has sold from time to time; however, these repurchases have not had a material impact to the Company.

      As of December 31, 2001, the Company's warehouse facility borrowings were $351.5 million and its outstanding drafts payable were $35.4 million, compared to $130.5 million in borrowings and $8.3 million in drafts payable as of December 31, 2000. At December 31, 2001, its loans held for sale were $419.9 million compared to $144.0 million at December 31, 2000.

      Cash and cash equivalents increased to $26.4 million at December 31, 2001 from $6.0 million at December 31, 2000.

      The Company's primary sources of cash and cash equivalents during the year ended December 31, 2001 were as follows:

      o     $ 6.0 million increase in accrued expenses and other liabilities;

      o     $ 27.0 million increase in drafts payable;

      o     $ 27.2 million proceeds from issuance of capital stock; and

      o     $221.0 million increase in warehouse lines of credit.

      The Company's primary uses of cash and cash equivalents during the year ended December 31, 2001 were as follows:

      o     $  1.4 million increase in prepaid expenses and security deposits;

      o     $  1.1 million increase in loans held for investment;

      o     $  2.8 million for the acquisition of businesses;

      o $ 3.6 million to purchase furniture and office and computer equipment for new branch offices;

      o     $ 14.9 million increase in accounts receivable; and

      o     $275.9 million net increase in mortgage loans held for sale.

Cash and cash equivalents increased to $6.0 million at December 31, 2000 from $3.4 million at December 31, 1999.

The Company's primary sources of cash and cash equivalents during the year ended December 31, 2000 were as follows:

      o     $ 1.2 million decrease in prepaid expenses and security deposits;

      o     $ 4.9 million increase in drafts payable; and

      o     $71.0 million increase in warehouse lines of credit.

      The Company's primary uses of cash and cash equivalents during the year ended December 31, 2000 were as follows:

      o     $ 0.9 million increase in accounts receivable;

      o     $ 2.1 million for the acquisition of businesses;

      o $ 2.1 million to purchase furniture and office and computer equipment for new branch offices;

      o $ 5.3 million decrease in accounts payable, net of assumed liabilities; and

      o     $75.6 million net increase in mortgage loans held for sale.

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

      INFLATION

      For the period 1997 to 2001, inflation has been relatively low and the Company believes that inflation has not had a material effect on its results of operations. To the extent inflation increases in the future, interest rates will also likely rise, which would impact the number of loans the Company originates. This impact would adversely affect the Company's future results of operations.

      COMMITMENTS

      The Company had the following commitments (excluding derivative financial instruments) at December 31, 2001:

                                        LESS THAN                                   AFTER
                           TOTAL         1 YEAR      1 - 3 YEARS   4 - 5 YEARS     5 YEARS
Warehouse facilities   $419,900,181   $419,900,181   $        --   $        --   $       --

Operating leases         20,265,266      4,576,750     6,969,465     4,973,070    3,745,981

Notes payable             3,014,314        752,796     1,240,558       167,264      853,704

      RISK MANAGEMENT

      The Company depends on substantial borrowings to conduct its business. Movements in interest rates can pose a major risk to the Company in either a rising or declining interest rate environment. When interest rates rise, loans held for sale and any applications in process with agreed upon rates decrease in value. To preserve the value of such loans or applications in process with agreed upon rates, the Company executes mandatory loan sale agreements (forward sales of mortgage-backed securities) to be settled at future dates with fixed prices. However, when interest rates decline, customers may choose to abandon their applications. In that case, the Company may be required to purchase loans at current market prices to fulfill existing mandatory loan sale agreements, thereby incurring losses upon sale. The Company uses an interest rate hedging program to attempt to manage these risks. Through this program, the Company purchases and forward sells mortgage-backed securities and acquires options on mortgage and treasury futures.

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

      The Company performs daily analysis to determine its risk exposures under various interest rate scenarios and manages these risks through a combination of forward sales of mortgage-backed securities and options on treasury futures. All derivatives are obtained for hedging (or other than trading) purposes, and management evaluates the effectiveness of the hedges on an ongoing basis.

      The following tables summarize the Company's interest rate sensitive instruments:

                                                                           DECEMBER 31, 2001              DECEMBER 31, 2000
                                                                           -----------------              -----------------
                                                                      NOTIONAL AMOUNT  FAIR VALUE    NOTIONAL AMOUNT   FAIR VALUE
                                                                      ---------------  ----------    ---------------   ----------
Instruments:
Commitments to fund mortgages at agreed-upon rates.............         $718,040,976   $6,498,114      $241,926,526   $7,453,609
     Forward delivery commitments..............................          575,786,980      291,449       224,172,000   (3,738,524)
     Option contracts to buy securities........................          175,000,000      161,750        10,000,000      167,150

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

      o The fair value of commitments to fund with agreed upon rates are estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.For fixed rate loan commitments, fair value also considers the difference between current market interest rates and the existing committed rates.

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

      SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators of such are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. Recorded goodwill and intangible assets will be affected when SFAS 142 is adopted effective January 1, 2002, however, the Company has not completed its assessment of the impact.

      The Financial Accounting Standards Board is considering a number of mortgage banking industry-related issues concerning the implementation of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The ultimate conclusions reached concerning these issues could result in material changes to the recorded carrying values of the Company's derivative instruments, which would have a significant impact on its reported earnings.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required to be included in this Item 7A regarding Quantitative and Qualitative Disclosures about Market Risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management."

ITEM 8. FINANCIAL STATEMENTS

      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

      The information required by this Item 8 is incorporated by reference to the Company's Consolidated Financial Statements and Independent Auditors' Report included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The Company intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10-K. Information regarding directors of the Company will appear under the caption "Election of Directors" in the Proxy Statement for the Company's 2002 Annual Meeting of Stockholders, and is incorporated herein by reference. Information regarding executive officers of the Company will appear under the caption "Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      Information regarding executive compensation will appear under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information to be included under the caption "Securities Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information to be included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents Filed with this Report.

      The following documents are filed as part of this Report on Form 10-K.

      1.    Financial Statements

      The information called for by this paragraph is set forth in the Financial Statements and Independent Auditors' Report beginning at page F-1 of this Form 10-K.

      2.    Financial Statement Schedules

      None.

      3.    Exhibits

      The information called for by this paragraph is contained in the Index to Exhibits of this Report on Form 10-K, which is incorporated herein by reference.

(b)   Reports on Form 8-K.

      During the quarter ended December 31, 2001, the Company did not file any Reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, American Home Mortgage Holdings, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.


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


Signature                                                    Title                              Date


/s/ Michael Strauss                             Chairman of the Board, President &
--------------------------------------------    Chief Executive Officer
Michael Strauss                                 (Principal Executive Officer)         March 29, 2002


/s/ Richard D. Silver                           Controller
--------------------------------------------    (Principal Financial Officer and
Richard D. Silver                               Principal Accounting Officer)         March 29, 2002


/s/ John A. Johnston
--------------------------------------------
John A.  Johnston                               Director                              March 29, 2002


/s/ Nicholas R. Marfino
--------------------------------------------
Nicholas R. Marfino                             Director                              March 29, 2002


/s/ Michael A. McManus Jr.
--------------------------------------------
Michael A. McManus Jr.                          Director                              March 29, 2002


/s/ C. Cathleen Raffaeli
--------------------------------------------
C. Cathleen Raffaeli                            Director                              March 29, 2002


/s/ Leonard Schoen, Jr.
--------------------------------------------
Leonard Schoen, Jr.                             Director                              March 29, 2002


/s/ Kenneth Slosser
--------------------------------------------
Kenneth Slosser                                 Director                              March 29, 2002

                          INDEX TO FINANCIAL STATEMENTS

AMERICAN HOME MORTGAGE HOLDINGS, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                       PAGE

INDEPENDENT AUDITORS' REPORT                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001 AND 2000
   AND FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER
   31, 2001:

   Consolidated Balance Sheets as of December 31, 2001 and 2000         F-2

   Consolidated Statements of Income for the Years Ended December
      31, 2001, 2000 and 1999                                           F-3

   Consolidated Statements of Stockholders' Equity for the Years
      Ended December 31, 2001, 1999 and 1998                            F-4

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2001, 1999 and 1998                                  F-5

   Notes to Consolidated Financial Statements                         F-6 - F-26

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Home Mortgage Holdings, Inc.

We have audited the accompanying consolidated balance sheets of American Home Mortgage Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Home Mortgage Holdings, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



March 20, 2001

AMERICAN HOME MORTGAGE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                              2001           2000
ASSETS

Cash and cash equivalents                                                 $ 26,392,590   $  6,005,392
Accounts receivable                                                         23,877,352      8,982,453
Mortgage loans held for sale- net                                          419,900,181    143,967,142
Mortgage loans held for investment - net                                     1,305,902        260,243
Real estate owned                                                              438,533        355,817
Mortgage servicing rights - net                                                 45,551         37,014
Premises and equipment - net                                                 9,072,133      7,152,454
Prepaid expenses and security deposits                                       3,218,545      1,835,279
Goodwill                                                                    16,874,185     14,936,582
                                                                          ------------   ------------

TOTAL ASSETS                                                              $501,124,972   $183,532,376
                                                                          ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
  Warehouse lines of credit                                               $351,453,879   $130,483,671
  Drafts payable                                                            35,359,821      8,349,482
  Accrued expenses and other liabilities                                    15,108,385      9,065,255
  Income taxes payable                                                      12,951,628      2,358,254
  Deferred income taxes                                                      4,042,787      2,110,150
                                                                          ------------   ------------
  Notes payable                                                              3,014,314      3,972,281
                                                                          ------------   ------------

           Total liabilities                                               421,930,814    156,339,093
                                                                          ------------   ------------

COMMITMENTS AND CONTINGENCIES (Note 12)                                             --             --

MINORITY INTEREST                                                              577,392        581,418

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 per share, 1,000,000 shares authorized, none
    issued and outstanding                                                          --             --
  Common stock, $.01 per share par value, 19,000,000 shares authorized,
    11,991,200 and 8,985,584 shares issued and outstanding in 2001 and
    2000, respectively                                                         119,912         89,855
  Additional paid-in capital                                                47,952,517     20,462,791
  Retained earnings                                                         30,544,337      6,059,219
                                                                          ------------   ------------

           Total stockholders' equity                                       78,616,766     26,611,865
                                                                          ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $501,124,972   $183,532,376
                                                                          ============   ============

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                            2001          2000          1999
REVENUES:
  Gain on sales of mortgage loans                                      $118,553,988   $52,730,668   $21,957,076
  Interest income - net                                                   9,098,292     3,271,064     1,703,498
  Other                                                                     400,685     2,278,321     1,201,436
                                                                       ------------   -----------   -----------
           Total revenues                                               128,052,965    58,280,053    24,862,010
                                                                       ------------   -----------   -----------
EXPENSES:
  Salaries, commissions and benefits - net                               55,778,233    27,893,827    11,611,275
  Occupancy and equipment                                                 8,249,806     5,583,648     2,428,870
  Marketing and promotion                                                 6,312,777     4,058,105     1,774,169
  Data processing and communications                                      4,441,850     2,825,895     1,132,970
  Provision for loss                                                        352,463       127,000        27,967
  Other                                                                  12,331,139     7,625,057     2,549,636
                                                                       ------------   -----------   -----------
           Total expenses                                                87,466,268    48,113,532    19,524,887
                                                                       ------------   -----------   -----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST
  IN INCOME OF CONSOLIDATED JOINT VENTURES                               40,586,697    10,166,521     5,337,123
INCOME TAXES                                                             16,252,852     4,266,727     1,441,125
                                                                       ------------   -----------   -----------
INCOME BEFORE MINORITY INTEREST IN INCOME OF
  CONSOLIDATED JOINT VENTURES                                            24,333,845     5,899,794     3,895,998
MINORITY INTEREST IN INCOME OF CONSOLIDATED
  JOINT VENTURES                                                          1,027,912       508,344        35,112
                                                                       ------------   -----------   -----------
NET INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                         23,305,933     5,391,450     3,860,886
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF INCOME TAXES                                          2,142,552            --            --
                                                                       ------------   -----------   -----------
NET INCOME                                                             $ 25,448,485   $ 5,391,450   $ 3,860,886
                                                                       ============   ===========   ===========
Per share data:
  Basic before cumulative effect of change in accounting principle     $       2.25   $      0.63   $      0.69
  Basic after cumulative effect of change in accounting principle      $       2.45   $      0.63   $      0.69


  Diluted before cumulative effect of change in accounting principle   $       2.14   $      0.63   $      0.69
  Diluted after cumulative effect of change in accounting principle    $       2.34   $      0.63   $      0.69

Weighted average number of shares - basic                                10,373,858     8,579,859     5,595,251
Weighted average number of shares - diluted                              10,883,403     8,579,859     5,602,587

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                           ADDITIONAL                       TOTAL
                                                COMMON      PAID-IN       RETAINED      STOCKHOLDERS'
                                                STOCK       CAPITAL       EARNINGS         EQUITY
BALANCE, DECEMBER 31, 1998                     $ 50,000   $   267,600   $  5,606,507    $   5,924,107
  Net income                                         --            --      3,860,886        3,860,886
  Distributions                                      --            --       (994,013)        (994,013)
  S corporation distribution note                    --            --     (7,805,611)      (7,805,611)
  Issuance of common stock,
     initial public offering - net               25,000    12,139,180             --       12,164,180
  Issuance of common stock,
    purchase of Marina Mortgage Co., Inc.         7,534     4,842,610             --        4,850,144
                                               --------   -----------   ------------    -------------

BALANCE, DECEMBER 31, 1999                       82,534    17,249,390        667,769       17,999,693
  Net income                                         --            --      5,391,450        5,391,450
  Issuance of common stock,
    purchase of First Home Mortgage Corp.         4,898     2,206,462             --        2,211,360
  Issuance of common stock,
    purchase of Marina Mortgage Co., Inc.         2,010       968,019             --          970,029
  Issuance of common stock,
    Omnibus Stock Plan                              333            --             --              333
  Issuance of common stock,
    purchase of Coastline                            80        38,920             --           39,000
                                               --------   -----------   ------------    -------------

BALANCE, DECEMBER 31, 2000                       89,855    20,462,791      6,059,219       26,611,865
  Net income                                         --            --     25,448,485       25,448,485
  Issuance of common stock,
    purchase of Marina Mortgage Co., Inc.         1,580       968,449             --          970,029
  Issuance of common stock,
    Omnibus Stock Plan - net of income taxes      2,705     3,309,726             --        3,312,431
  Issuance of common stock, warrants              1,750     1,363,250             --        1,365,000
  Issuance of common stock, secondary
    stock offering                               24,022    21,848,301             --       21,872,323
  Dividends paid                                     --            --       (963,367)        (963,367)
                                               --------   -----------   ------------    -------------
Balance, December 31, 2001                     $119,912   $47,952,517   $ 30,544,337    $  78,616,766
                                               ========   ===========   ============    =============

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                  2001               2000               1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $    25,448,485    $     5,391,450    $     3,860,886
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
  Depreciation and amortization                              2,568,590          1,562,334            378,282
  Provision for loss                                           352,463            127,000             27,967
  Origination of mortgage loans held for sale           (7,328,170,495)    (2,769,766,933)    (1,283,174,874)
  Proceeds on sale of mortgage loans                     7,052,237,440      2,694,153,009      1,265,275,964
  Increase in income taxes payable                          10,593,374          1,511,791            846,463
  Deferred income taxes                                      1,932,637          1,578,125            532,025
  Other                                                         26,378             (6,667)            (1,000)
  (Increase) decrease in operating assets:
    Accounts receivable                                    (14,894,899)          (893,109)        (4,007,135)
    Prepaid expenses and security deposits                  (1,383,266)         1,167,511         (1,194,400)
  Increase (decrease) in operating liabilities:
    Minority interest                                           (4,026)           558,046            (77,388)
    Accrued expenses and other liabilities                   6,043,130         (5,345,612)           (89,800)
                                                       ---------------    ---------------    ---------------

           Net cash used in operating activities          (245,250,189)       (69,963,055)       (17,623,010)
                                                       ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of real estate owned - net                          (82,716)          (242,952)                --
  Net (purchases) sales of loans held for investment        (1,135,498)           728,342            (64,634)
  Acquisition of businesses                                 (2,771,427)        (2,072,376)          (329,844)
  Purchases of premises and equipment - net                 (3,647,966)        (2,057,712)        (1,352,171)
                                                       ---------------    ---------------    ---------------

           Net cash used in investing activities            (7,637,607)        (3,644,698)        (1,746,649)
                                                       ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in warehouse lines of credit                    220,970,208         71,030,144         11,266,343
  Increase in drafts payable                                27,010,339          4,933,072          3,313,686
  Proceeds from issuance of capital stock                   27,215,781                 --         12,164,180
  (Decrease) increase in notes payable                        (957,967)           235,912          1,947,578
  Dividends paid                                              (963,367)                --                 --
  S Corporation distributions                                       --                 --         (8,799,624)
                                                       ---------------    ---------------    ---------------

           Net cash provided by financing activities       273,274,994         76,199,128         19,892,163
                                                       ---------------    ---------------    ---------------

NET INCREASE IN CASH                                        20,387,198          2,591,375            522,504

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 6,005,392          3,414,017          2,891,513
                                                       ---------------    ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $    26,392,590    $     6,005,392    $     3,414,017
                                                       ===============    ===============    ===============

SUPPLEMENTAL DISCLOSURE - Cash paid for:

  Interest                                             $     6,878,771    $     6,533,695    $     2,121,589
  Taxes                                                      3,417,444          1,176,811            536,607

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      OWNERSHIP - American Home Mortgage Holdings, Inc. is a holding company whose principal assets are its investments in its wholly-owned subsidiaries, American Home Mortgage Corp. ("American Home Mortgage") and Marina Mortgage Company, Inc. ("Marina") (collectively referred to herein as "the Company"). On December 31, 2001, Marina was merged into American Home Mortgage. On June 15, 1999, American Home Mortgage Holdings, Inc. was formed. On September 29, 1999, Michael Strauss exchanged his shares of American Home Mortgage for 4,999,900 shares of common stock of American Home Mortgage Holdings, Inc. American Home Mortgage is a residential mortgage lender headquartered in New York with offices in metropolitan New York and five other eastern states. The Company operates solely in the residential lending operating segment.

      On October 6, 1999, the Company completed its initial public offering of
      2.5 million shares of common stock, $0.01 par value (the "Common Stock"), at a price of $6.00 per share. Certain shares of Common Stock issued in connection with the initial public offering and the acquisitions of Marina and First Home Mortgage Corp. ("First Home") are subject to restrictions as to disposition into the market, ranging from 1 to 4 years.

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

      MORTGAGE LOANS HELD FOR SALE - Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The mortgages are carried at the lower of cost or market as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis. The Company separately evaluates for impairment the estimated fair value of its commitments to lend. If impairment exists, the Company records a charge to earnings in the current period. The Company generally sells whole loans without servicing retained. Gains or losses on such sales are recognized at the time legal title transfers to the investor based upon the difference between the sales proceeds from the final investor and the basis of the loan sold, adjusted for net deferred loan fees and certain direct costs and selling costs. The Company defers net loan origination costs as a component of the loan balance on the balance sheet. Such costs are not amortized and are recognized into income as a component of the gain or loss upon sale.

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

      PROVISION FOR FORECLOSURE AND LOAN LOSSES - A provision for loss is provided based on management's periodic evaluation of its loss exposures for loans held for investment. The provision for loans held for investment is based on certain default and foreclosure. Due to the relatively small number of loans held for investment, analysis is performed on a specific loan basis. The pertinent factors in determining the exposures include the underlying quality of the loans, actual loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and any guarantees securing such loans.

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

      PREMISES AND EQUIPMENT - Premises and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line method. Leasehold improvements are amortized over the lesser of the life of the lease or service lives of the improvements using the straight-line method. Depreciation and amortization are recorded within occupancy and equipment expense within the consolidated financial statements.

      GOODWILL - Goodwill represents the excess purchase price over the fair value of net assets stemming from business acquisitions and is being amortized over its initial estimated life, generally 20 years. The Company evaluates the recoverability of goodwill for each applicable business acquisition on at least a quarterly basis. The recoverability of goodwill is determined by comparing the carrying value of the goodwill to the estimated operating income of the related entity on an undiscounted cash flow basis. Should the carrying value of the goodwill exceed the estimated operating income for the expected period of benefit, impairment for the excess would be recorded at that time.

      DRAFTS PAYABLE - Drafts payable represent outstanding mortgage loan disbursements that the Company has provided to its customers for the purchase of a home. The amounts outstanding do not bear interest and are transferred into the warehouse facility when they are presented to a bank.

      DERIVATIVE FINANCIAL INSTRUMENTS - The Company has developed risk management programs and processes designed to manage market risk associated with normal business activities.

      Risk Management of the Mortgage Pipeline. The Company's mortgage committed pipeline includes interest rate lock commitments ("IRLCs") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, the Company classifies and accounts for the IRLCs as free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. The Company uses other derivative instruments to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives. Gains (losses) on IRLCs represent the change in value from rate-lock inception to funding date.

      Risk Management of Mortgage Loans Held for Sale. The Company's risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company's strategy is to engage in a risk management program involving the use of mortgage forward delivery contracts designated as fair value hedging instruments to hedge 100% of its agency-eligible conforming and non-conforming loans At the inception of the hedge, the Company formally documents the relationship between the forward delivery contracts and the mortgage inventory as well as its objective and strategy for undertaking the hedge transactions. The notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged, hence the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to the Company.

      Termination of Hedging Relationships. The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer effective or expected to be effective in offsetting changes in fair value of the hedged item. Additionally, the Company may elect to de-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes in their value recorded in earnings.

      During the year ended 2001, the ineffective portion of fair value hedges of the Company's mortgage loans held for sale was de minimus. All of the Company's derivative financial instruments are designated as either fair value hedges of recognized assets, or they are free-standing derivatives which economically hedge the fair value of IRLCs. IRLCs and derivative assets or liabilities arising from the Company's hedging activities are included in either accounts receivable or accrued expenses and other liabilities. Changes in the fair values of these derivatives and the associated basis adjustments for mortgage loans held for sale are recorded within gain on sales of mortgage loans. The Company also evaluates its contractual arrangements, assets and liabilities for the existence of embedded derivatives.

      LOAN ORIGINATION FEES - Loan fees, discount points and certain direct origination costs are recorded as an adjustment of the cost of the loan and are included in gain on sales of loans when the loan is sold. Accordingly, salaries, compensation and benefits have been reduced by approximately $44,235,000, $16,732,000 and $8,736,000 due to direct loan origination costs, including commission costs, incurred for the years ended December 31, 2001, 2000 and 1999, respectively.

      INTEREST RECOGNITION - Interest income is accrued as earned. Loans are placed on a nonaccrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Interest expense is recorded on outstanding lines of credit at a rate based on a spread to the LIBOR and the Fed Funds rate. Interest expense has been netted with interest income within the consolidated statements of income in the amounts of $36,396,081, $7,469,603, and $2,214,876 for the years ended December 31, 2001, 2000 and
      1999, respectively.

      MARKETING AND PROMOTION - The Company charges the costs of marketing, promotion and advertising to expense in the period incurred.

      INCOME TAXES - Through September 28, 1999, the Company elected for both Federal and State income tax purposes to be treated as an S corporation (effective April 1, 1988). As an S corporation, the net earnings of the Company were taxed directly to the stockholders rather than the Company.

      On September 29, 1999, the Company became a C corporation. All income earned from that date is subject to corporate tax at statutory rates for both Federal and State income tax purposes. The Company accounts for income taxes from that date using an asset and liability approach for accounting and reporting of income taxes.

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

      CASH FLOWS - Cash and cash equivalents are demand deposits and short-term investments with a maturity of 90 days or less. The supplemental information for the cash flow statement for the Company's noncash investing and financing activities are as follows:

      On October 15, 2000 and January 31, 2001, the Company issued 201,043 and 157,985 shares of common stock, respectively, as additional consideration for the purchase of Marina.

      On August 31, 2000, the Company issued 8,000 shares of common stock for the purchase of Coastline.

      On June 30, 2000, the Company issued 489,804 shares of common stock in exchange for 100% of the outstanding shares of First Home.

      On December 30, 1999, the Company issued 753,413 shares of common stock in exchange for 100% of the outstanding shares of Marina.

      The Company purchased all of the stock of First Home and Marina. during 2000 and 1999, respectively. In conjunction with the acquisitions, liabilities were assumed as follows:

                                                       2000              1999

Fair value of assets acquired                      $18,518,210       $20,346,988
  Stock issued                                       2,211,360         4,850,145
  Cash paid                                          3,075,000                --
                                                   -----------       -----------
    Liabilities assumed                            $13,231,850       $15,496,843
                                                   ===========       ===========

2.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following as of December 31:

                                                       2001              2000

Investor receivables                               $18,462,181        $6,553,085
Mortgage payments receivable                         3,973,252         1,686,760
Sundry receivables                                   1,058,394           479,358
Due from related parties                               368,950           238,250
Accrued interest                                        14,575            25,000
                                                   -----------        ----------
Accounts receivable                                $23,877,352        $8,982,453
                                                   ===========        ==========

3.    MORTGAGE LOANS HELD FOR SALE - NET

      Mortgage loans held for sale consist of the following as of December 31:

                                                      2001               2000

Mortgage loans held for sale                      $412,564,706      $139,509,395
Deferred origination costs - net                     7,335,475         4,457,747
                                                  ------------      ------------
Mortgage loans held for sale - net                $419,900,181      $143,967,142
                                                  ============      ============

4.    MORTGAGE LOANS HELD FOR INVESTMENT - NET

      Mortgage loans held for investment consist of the following as of December 31:

                                                         2001           2000

Mortgage loans held for investment                   $ 1,546,152      $ 410,654
Less allowance for loss                                 (240,250)      (150,411)
                                                     -----------      ---------
Mortgage loans held for investment - net             $ 1,305,902      $ 260,243
                                                     ===========      =========

      The activity in the allowance for loss was as follows:

                                           2001           2000           1999

Balance, beginning of year              $ 150,411      $ 121,911      $ 121,911

Provision                                 352,463        127,000         27,967
Charge-offs                              (262,624)       (98,500)       (27,967)
                                        ---------      ---------      ---------

Balance, end of year                    $ 240,250      $ 150,411      $ 121,911
                                        =========      =========      =========

5.    PREMISES AND EQUIPMENT - NET

      Premises and equipment consist of the following as of December 31:

                                                       2001            2000

Office equipment                                   $  8,386,371    $  5,509,815
Furniture and fixtures                                3,563,640       2,942,344
Building                                              1,993,369       1,950,500
Leasehold improvements                                  350,432         243,187
                                                   ------------    ------------
Subtotal                                             14,293,812      10,645,846

Less accumulated depreciation and amortization       (5,221,679)     (3,493,392)
                                                   ------------    ------------
Premises and equipment - net                       $  9,072,133    $  7,152,454
                                                   ============    ============

      Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 was $1,728,287, $1,065,364 and $371,865, respectively.

6.    WAREHOUSE FACILITIES

      American Home Mortgage has committed facilities with Morgan Stanley Dean Witter Mortgage Capital, Inc. ("Morgan Stanley") and Residential Funding Corporation ("RFC") and a pre-purchase facility with UBS Paine Webber ("Paine Webber"). The Morgan Stanley facility is for $75,000,000, the RFC facility is for $100,000,000 and the Paine Webber facility is for $310,000,000. The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

      On December 30, 2001, a committed facility with First Union National Bank, as agent ("First Union"), was not renewed. First Union extended the line for an additional 30 days to allow the loans remaining to settle.

      The lines of credit are secured by mortgage loans and all other assets of American Home Mortgage and Marina. The lines contain various covenants pertaining to maintenance of net worth and working capital and include certain restrictions on dividends to shareholders. At December 31, 2001, American Home Mortgage and Marina were in compliance with the loan covenants.

      Warehouse lines of credit consist of the following as of December 31:

                                                 2001                            2000
                                                       Weighted                         Weighted
                                     Outstanding       Average        Outstanding       Average
                                       Balance           Rate           Balance           Rate
Paine Webber                         $309,600,955       3.93%         $  5,779,961       7.36%

First Union                            13,959,508       3.32           106,218,218       7.36

Morgan Stanley                         27,893,416       2.67            18,485,492       7.36

RFC                                            --       3.33                    --       0.00
                                     ------------                     ------------
Total warehouse lines of credit      $351,453,879       3.81%         $130,483,671       7.00%
                                     ============                     ============

7.    NOTES PAYABLE

      Notes payable represent a mortgage note on an office building at a rate of 7.5% and the discounted value of note obligations incurred for acquiring Marina and First Home. The Company is obligated to pay Marina's prior shareholders $2.5 million over a five-year period expiring in 2004. The Company is obligated to pay First Home's shareholders $600,000 over a two-year period expiring in 2002. The payments for other notes have been discounted at an imputed interest rate of 10%.

      Notes payable consists of the following as of December 31:

                                                           2001             2000

Notes to Marina shareholders                         $1,570,809       $2,211,677
Note - office building                                1,229,304        1,284,400
Notes to First Home shareholders                        214,201          476,204
                                                     ----------       ----------
Notes payable                                        $3,014,314       $3,972,281
                                                     ==========       ==========

      Maturities of notes payable are as follows:

2002                                                                  $  752,796
2003                                                                     591,271
2004                                                                     649,279
2005                                                                      80,507
2006                                                                      86,757
Thereafter                                                               853,704
                                                                      ----------
                                                                      $3,014,314
                                                                      ==========

8.    OTHER REVENUES AND EXPENSES

      The significant components of other revenues and expense are as follows:

                                                2001          2000          1999
Other revenues:
  Volume incentives                      $   336,157    $2,028,997    $1,076,594
  Other                                       64,528       249,324       124,842
                                         -----------    ----------    ----------

  Other revenues                         $   400,685    $2,278,321    $1,201,436
                                         ===========    ==========    ==========

Other expenses:
  Legal and accounting                   $ 1,693,188    $1,465,605    $  335,762
  Office supplies and expenses             3,087,616     1,583,955       622,641
  Travel                                     997,930       538,752       314,907
  Other                                    6,552,405     4,036,745     1,276,326
                                         -----------    ----------    ----------

  Other expenses                         $12,331,139    $7,625,057    $2,549,636
                                         ===========    ==========    ==========

9.    INCOME TAXES

      As discussed in Note 1, the Company was an S corporation through September 28, 1999 pursuant to the Internal Revenue Code of 1986, as amended, and as such did not incur any federal income tax expense. The Company was liable for New York State and New York City income taxes and that provision is included below under current state provision.

      A reconciliation of the statutory income tax provision and income tax rate to the effective income tax provision and rate, as applied to income for the years ended December 31, is as follows:

                                                2001                    2000                    1999
                                                         %                       %                       %
Tax at statutory rate                  $ 14,205,344    35.0%    $ 3,455,317    34.0%    $ 1,814,622    34.0%
Income taxed directly to shareholder             --                      --              (1,323,850)  (24.8)
Minority income adjustment                 (389,923)   (0.1)       (172,836)    1.7         (11,938)   (0.2)
Change in tax status                             --                      --                 625,000    11.7
State and local taxes                     2,014,729     5.0         754,526     7.4         107,116     2.0
S corporaton state and local tax                 --                      --                 218,275     4.1
Goodwill                                    289,076     0.7         155,380     1.5              --
Other                                       133,626     0.3          74,340     0.7          11,900     0.2
                                       ------------             -----------             -----------

Income taxes                           $ 16,252,852    40.0%    $ 4,266,727    41.2%    $ 1,441,125    27.0%
                                       ============             ===========             ===========

      The income tax provision for each of the years ended December 31 is comprised of the following components:

                                           2001            2000            1999
Current tax provision
  Federal                          $ 12,676,275      $2,234,671     $   466,243
  State                               3,191,470         453,931         380,220
                                   ------------      ----------     -----------
                                     15,867,745       2,688,602         846,463
Deferred tax provision
  Federal                               476,994       1,277,530         (39,440)
  State                                 (91,887)        300,595           9,102
                                   ------------      ----------     -----------
                                        385,107       1,578,125         (30,338)
Change in tax status:
  Federal                                    --              --         520,833
  State                                      --              --         104,167
                                   ------------      ----------     -----------
Income taxes                       $ 16,252,852      $4,266,727     $ 1,441,125
                                   ============      ==========     ===========

      The major sources of temporary differences and their deferred tax effect at December 31 are as follows:

                                                               2001         2000
Deferred tax liabilities:
  Capitalized cost of mortgage servicing rights          $   24,268   $   16,207
  Loan origination costs                                  3,617,672    1,874,940
  Cumulative effect of change in accounting principle     1,697,016           --
  Depreciation                                              304,448      155,109
  Mark to market adjustment                                      --       53,909
  Other                                                          --        9,985
                                                         ----------   ----------
Total deferred tax liabilities                            5,643,404    2,110,150

Deferred tax assets:
  Allowance for bad debts                                   114,958           --
  Mark to market adjustment                               1,476,003           --
  Other                                                       9,656           --
                                                         ----------   ----------
Net deferred tax liability                               $4,042,787   $2,110,150
                                                         ==========   ==========

10.   EARNINGS PER SHARE

      The following is a reconciliation of the denominators used in the computations of basic and diluted EPS.

                                                             2001           2000         1999
Numerator:
  Numerator for basic earnings per share - Net income
    Net income before cumulative effect of change in
      accounting principle                              $  23,305,933   $  5,391,450   $3,860,886
                                                        =============   ============   ==========

    Net income                                          $  25,448,485   $  5,391,450   $3,860,886
                                                        =============   ============   ==========
Denominator:
  Denominator for basic earnings per share
  Weighted average number of common shares
    outstanding during the period                          10,373,858      8,579,859    5,595,251

Net effect of dilutive stock options                          509,545             --        7,336
                                                        -------------   ------------   ----------

Denominator for diluted earnings per share                 10,883,403      8,579,859    5,602,587
                                                        =============   ============   ==========

Net income per share:
  Basic before cumulative effect of change in
    accounting principle                                $        2.25   $       0.63   $     0.69
                                                        =============   ============   ==========
  Basic after cumulative effect of change in
    accounting principle                                $        2.45   $       0.63   $     0.69
                                                        =============   ============   ==========

  Diluted before cumulative effect of change in
    accounting principle                                $        2.14   $       0.63   $     0.69
                                                        =============   ============   ==========
  Diluted before cumulative effect of change in
    accounting principle                                $        2.34   $       0.63   $     0.69
                                                        =============   ============   ==========

11.   STOCK OPTIONS

      In 1999, the Company established the 1999 Omnibus Stock Option Plan (the "Plan"). The Plan provides for the granting of options to employees as well as non-employee directors of the Company to purchase up to 1,500,000 shares of common stock at the fair market value at the date of grant. Substantially all of the options issued vest on the two-year anniversary from the grant date and expire ten years from the grant date.

      The following table summarizes certain information regarding the Plan at December 31, 2001:

                                                                           WEIGHTED
                                                                           AVERAGE
                                              NUMBER OF   EXERCISE PRICE   EXERCISE
                                               SHARES       PER SHARE        RATE
Balance at December 31, 1998                        --                     $     --

Options granted                                650,000    $         6.00       6.00
Options cancelled                               10,000    $         6.00       6.00
                                             ---------                     --------
Balance at December 31, 1999                   640,000                         6.00


Options granted                                318,765    $4.75 - $ 6.44       5.71
Options cancelled                             (208,894)   $4.75 - $ 6.44       5.97
                                             ---------                     --------

Balance at December 31, 2000                   749,871                         5.87

Options granted                                470,028    $4.75 - $19.61       7.89
Options exercised                             (253,800)   $         6.00       6.00
Options cancelled                               (3,951)   $5.13 - $ 5.50       5.31
                                             ---------                     --------

Balance at December 31, 2001                   962,148    $4.75 - $19.61   $   6.84
                                             =========                     ========

Options exercisable                            353,701    $6.00 - $ 6.44   $   6.16
                                             =========                     ========

      The following table summarizes stock options outstanding at December 31, 2001:

                                                                                                 WEIGHTED AVG.
                       NUMBER OF         OUTSTANDING         NUMBER OF           EXERCISABLE       REMAINING
    RANGE OF            OPTIONS       WEIGHTED AVERAGE        OPTIONS         WEIGHTED AVERAGE  CONTRACTUAL LIVE
 EXERCISE PRICE       OUTSTANDING      EXERCISE PRICE       EXERCISABLE        EXERCISE PRICE       (YEARS)

$ 4.75 - $ 5.50         299,404            $ 5.37                   --              $ 5.37            9
  6.00 -   6.44         399,701              9.54              353,701                9.54            8
  7.13 -   8.88          40,000              7.80                   --                7.80            9
 10.25 -  12.25         106,000             11.42                   --               11.42            9
 14.20 -  19.61          37,043             16.33                   --               16.33            9
                        -------                                -------
                        882,148            $ 6.16              353,701              $ 6.16            8
                        =======                                =======

      The Plan is a compensatory stock option plan. There was no intrinsic value of the options granted, as the exercise price was equal to the quoted market price at the grant date. No compensation cost has been recognized for the years ended December 31, 2001, 2000 and 1999.

      Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, the Company's net income before cumulative effect of change in accounting principle would have been $19.1 million for 2001, $4.7 million for 2000 and $3.3 million for 1999. Earnings per share would have been $1.76 for 2001, $0.55 for 2000 and $0.59 for 1999 for basic and diluted.

                                             2001          2000          1999

Net income, as reported                  $25,448,485    $5,391,450    $3,860,886

Net Income, as adjusted                   21,254,240     4,662,226     2,886,808

Earnings per share, as adjusted          $      1.76    $     0.55    $     0.52

      The weighted-average fair value of options granted during 2001, 2000 and 1999 was $8.65, $5.69 and $6.63, respectively. The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

                                                  2001        2000        1999

Dividend yield                                      1.0%         --          --
Expected volatility                                85.0%       57.0%       24.0%
Risk-free interest rate                             5.0%        5.0%        5.0%
Expected life                                    2 years     2 years     2 years

12.   COMMITMENTS AND CONTINGENCIES

      LOANS SOLD TO INVESTORS - Generally, the Company is not exposed to significant credit risk on its loans sold to investors. In the normal course of business, the Company is obligated to repurchase loans which are subsequently unable to be sold through normal investor channels. Management believes this is a rare occurrence and that the Company can usually sell the loans directly to a permanent investor.

      LOAN FUNDING AND DELIVERY COMMITMENTS - At December 31, 2001 and 2000, the Company had commitments to fund loans approximating $734 million and $633 million, respectively. At December 31, 2001 and 2000, the Company had commitments to fund loans with agreed upon rates approximating $668 million and $242 million, respectively. The Company hedges the interest rate risk of such commitments primarily with mandatory delivery commitments, which totaled $858 million at December 31, 2001. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through "best-efforts" and investor programs. The Company does not anticipate any material losses from such sales.

      NET WORTH REQUIREMENTS - The Company's subsidiary is required to maintain certain specified levels of minimum net worth to maintain its approved status with Fannie Mae, FHLMC, HUD and other investors. At December 31, 2001, the highest minimum net worth requirement applicable to the subsidiary was $1,000,000.

      OUTSTANDING LITIGATION - The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on the Company's consolidated financial position or results of operations.

      PENDING ACQUISITION - See Note 20.

13.   OPERATING LEASES

      Certain facilities and equipment are leased under short-term lease agreements expiring at various dates through December 31, 2009. All such leases are accounted for as operating leases. Total rental expense for premises and equipment, which is included in occupancy and equipment expense within the consolidated financial statements, amounted to $6,208,132, $3,466,025 and $1,866,723 for the years ended December 31,
      2001, 2000 and 1999, respectively.

      Obligations under noncancelable operating leases which have an initial term of more than a year are as follows:

                                                                         2002
      2002                                                           $ 4,576,750
      2003                                                             3,827,835
      2004                                                             3,141,630
      2005                                                             2,600,590
      2006                                                             2,372,480
      Thereafter                                                       3,745,981
                                                                     -----------
      Total                                                          $20,265,266
                                                                     ===========

14.   MINORITY INTEREST

      On April 23, 1998, the Company entered into a joint venture with a realtor in which the Company and the realtor each own a 50% interest. The Company entered into a second joint venture on March 31, 1999, with a realtor in which the Company and the realtor each own a 50% interest. The Company entered into a third joint venture on May 14, 2000, with a home builder/developer in which the Company and home builder/developer each own a 50% interest. The latest joint venture had no activity prior to 2001. The Company sold its interest in the second joint venture in June 2000 and took a one-time charge of $79,214. The Company purchases many of the loans originated by the joint ventures.

      The Company acquired a 50% interest in five joint ventures as a result of the acquisition of First Home. Three of the joint ventures are managed by independent parties, and the other two are managed by an employee of First Home. The employment agreement for this employee requires First Home to pay the employee all profit or loss associated with the two joint ventures. Minority interest in income was reduced in the following table by $334,735, which was offset against a receivable from this employee. The Company purchases all of the loans originated by the joint ventures.

      The activity in the Minority interest account is as follows:

Balance, December 31, 1998                                            $  23,372

Capital contribution by minority partner                                366,319
Minority interest in income                                             314,475
Sale of Calloway Mortgage                                                34,252
Distribution to minority partner                                       (157,000)
                                                                      ---------

Balance, December 31, 1999                                              581,418

Minority interest in income                                             693,177
Distribution to minority partners                                      (697,203)
                                                                      ---------

Balance, December 31, 2000                                            $ 577,392
                                                                      =========

15.   RELATED PARTY TRANSACTIONS

      The majority stockholder of the Company is a majority stockholder in another company that provides title services to the Company in the normal course of business. The total amounts due from this related party was $99,600 and $52,000 as of December 31, 2001 and 2000, respectively. On January 1, 2002, the stock of this company was contributed to American Home Mortgage. The estimated fair value of this contributed enterprise was de minimus.

16.   CONCENTRATIONS OF CREDIT RISK

      The Company has originated loans predominately in the northeastern United States, California, Illinois, New Mexico and Arizona. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. In management's opinion, at December 31, 2001 and December 31, 2000, there were no significant concentrations of credit risk within loans held for sale.

      The Company had originations of loans during the year ended December 31, 2001, exceeding 5% of total originations as follows:

      Illinois                                                             23.5%
      California                                                           16.8
      New York                                                             15.0
      Maryland                                                              8.6
      Virginia                                                              5.4
      New Jersey                                                            5.4

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

      The fair value of certain assets and liabilities approximate cost due to their short-term nature, terms of repayment or interest rate associated with the asset or liability. Such assets or liabilities include cash, accounts receivable, accrued expenses and other liabilities, and warehouse lines of credit.

      The following describes the methods and assumptions used by the Company in estimating fair values of other financial instruments:

      a. Mortgage Loans Held for Sale - Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current investor or dealer commitments to purchase loans.

      b. Mortgage Loans Held for Investment - Fair value is estimated by using the quoted market prices for securities backed by similar types of loans and current investor or dealer commitments to purchase loans.

      c. Commitments to Fund with Agreed Upon Rates - The fair value of commitments to fund with agreed upon rates is estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. These commitment obligations are considered in conjunction with the Company's lower of cost or market valuation of its mortgage loans held for sale.

      d. Commitments to Deliver Mortgages and Option Contracts to Buy Securities - The fair value of these instruments is estimated using current market prices for dealer or investor commitments relative to the Company's existing positions. These instruments contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. In the event a counterparty to a delivery commitment was unable to fulfill its obligation, the Company would not incur any material loss by replacing the position at market rates in effect at December 31, 2001 and December 31, 2000. The Company minimizes its risk exposure by limiting the counterparties to those major banks, investment bankers and private investors who meet established credit and capital guidelines. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any loss due to counterparty default. These commitments and option contracts are considered in conjunction with the Company's lower of cost or market valuation of its mortgage loans held for sale.

      The following tables set forth information about financial instruments and other selected assets, except for those noted above for which the carrying value approximates fair value.

                                                          DECEMBER 31, 2001
                                                      CARRYING      ESTIMATED
                                                       AMOUNT       FAIR VALUE
Assets:
  Mortgage loans held for sale                      $419,900,181   $421,425,372
  Mortgage loans held for investment                   1,305,902      1,468,844

Commitments and contingencies:
  Mortgage loans held for sale related positions:
    Commitments to fund mortgage loans at
      agreed-upon rates                             $  6,498,114   $  6,498,114
    Forward delivery commitments                         291,449        291,449
    Option contracts to buy securities (1)               161,750        161,750

                                                           DECEMBER 31, 2000
Assets:
  Mortgage loans held for sale                      $143,967,142   $ 144,803,562
  Mortgage loans held for invistment                     410,654              --

Commitments and contingencies:
  Mortgage loans held for sale related positions:
    Commitments to fund mortgage loans at
      agreed-upon rates                             $         --      7,453,609
    Forward delivery commitments                              --     (3,738,524)
    Option contracts to buy securities (1)                56,250        167,150

      (1) The carrying value and estimated fair value of option contracts are included as a component of loans held for sale (see Note 3).

18.   NEWLY ISSUED ACCOUNTING STANDARDS

      On January 1, 2001, the Company adopted Financial Accounting Standards Board Statements of SFAS 133 which requires the recognition of all derivative financial instruments at fair value and reported as either assets or liabilities in the balance sheet. The accounting for gains and losses associated with changes in the fair value of derivatives are reported in current earnings, net of tax, depending on whether they qualify for hedge accounting and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must have been established at the inception of the hedge. Those methods must also be consistent with the entity's approach to managing risk. Although the Company continues to hedge its exposures to interest rate changes under the same risk management approach, SFAS 133 may cause an increase or decrease to reported net income in certain periods depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on actual cash flows or the overall economics of the transactions.

      As part of the Company's secondary marketing and related hedging activities, mortgage-backed securities are purchased and sold forward, and options are acquired on mortgage and treasury securities. At December 31, 2001, forward delivery commitments amounted to approximately $858 million and options to buy securities amounted to approximately $175 million. These contracts have a high correlation to the price movement of the loans being hedged. The Company considers these hedges to be fair value hedges.

      On January 1, 2001, the Company recognized the fair value of all freestanding derivative instruments which resulted in recording an asset in the amount of $7.5 million and a liability in the amount of $3.7 million. The net transition adjustment for the Company's derivatives resulted in an after tax gain of $2.1 million and was recognized as a cumulative-effect-type adjustment to net income, effective January 1, 2001. The related derivative asset and liability accounts have been adjusted for changes in their respective fair values, which had an immaterial net impact on the earnings for the year ended December 31, 2001.

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

      SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators of such are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. Recorded goodwill and intangible assets will be affected when SFAS 142 is adopted on January 1, 2002, however, the impact to the Company is not considered material. For the years ended December 31, 2001, 2000 and 1999, the Company amortized goodwill in the amount of $833,839, $419,400 and $0, respectively.

      The Financial Accounting Standards Board is considering a number of mortgage banking industry-related issues concerning the implementation of SFAS 133. The ultimate conclusions reached concerning these issues could result in material changes to the recorded carrying values of the Company's derivative instruments, which would have a significant impact on its consolidated financial statements.

19.   CONDENSED FINANCIAL INFORMATION OF AMERICAN HOME MORTGAGE HOLDINGS, INC.

      The following provides condensed financial information for the financial position, results of operations and cash flows of American Home Mortgage Holdings, Inc. (parent company only):

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                               2001          2000
ASSETS:
  Cash                                                     $     1,000   $     1,000
  Investment in subsidiaries                                78,615,766    26,610,865
                                                           -----------   -----------
TOTAL ASSETS                                               $78,616,766   $26,611,865
                                                           ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities                                              $        --   $        --

STOCKHOLDERS' EQUITY:
    Preferred stock, $1.00 par value, 1,000,000 shares
      authorized, no shares issued and outstanding                  --            --
    Common stock, $0.01 par value, 19,000,000 shares
      authorized, 11,991,200 and 8,985,584 shares issued
      and outstanding, respectively                            119,912        89,855
    Additional paid-in-capital                              47,952,517    20,462,791
    Retained earnings                                       30,544,337     6,059,219
                                                           -----------   -----------
           Total stockholders' equity                       78,616,766    26,611,865
                                                           -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $78,616,766   $26,611,865
                                                           ===========   ===========

                           CONDENSED INCOME STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       2001           2000            1999
REVENUES
  Equity in earnings of subsidiaries               $ 25,448,485    $ 5,391,450    $  3,860,886
                                                   ------------    -----------    ------------

NET INCOME                                         $ 25,448,485    $ 5,391,450    $  3,860,886
                                                   ============    ===========    ============

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       2001           2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 25,448,485    $ 5,391,450    $    667,769

  Increase in:
    Investment in earnings of subsidiaries          (25,448,485)    (5,391,450)       (667,769)
                                                   ------------    -----------    ------------

           Cash provided by operating activities             --             --              --
                                                   ------------    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiaries                                 --             --     (17,331,924)
                                                   ------------    -----------    ------------

           Cash used in investing activities                 --             --     (17,331,924)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock                    --             --      17,332,924
                                                   ------------    -----------    ------------

           Cash provided by financing activities             --             --      17,332,924
                                                   ------------    -----------    ------------

NET INCREASE IN CASH                                         --             --           1,000

CASH, BEGINNING OF PERIOD                                 1,000          1,000              --
                                                   ------------    -----------    ------------

CASH, END OF PERIOD                                $      1,000    $     1,000    $      1,000
                                                   ============    ===========    ============

20.   ACQUISITIONS

      On June 30, 2000, the Company acquired First Home, a residential mortgage lender headquartered in Illinois, which was immediately merged into American Home Mortgage. The Company issued 489,804 shares of common stock and will pay $3.6 million over a period of two years. In addition, the shareholders of First Home may receive additional consideration consisting of cash and shares of the Company's common stock based on the future results of the financial performance of the First Home division of the Company.

      The following table summarizes the required disclosures of the pro forma combined entity, as if the merger occurred at the beginning of the first year presented, for the years ended December 31 (the acquisition of certain assets of Commonwealth Bank in 2001 did not have a significant impact on the Company's financial statement presentation):


                                                      2000               1999

      Revenue                                     $80,183,581        $45,511,419

      Income before income taxes                    9,574,330          5,281,954

      Net income                                    4,789,390          3,573,338

      Earnings per share - basic                  $      0.56        $      0.64
                                                  ===========        ===========

      Earnings per share - diluted                $      0.56        $      0.64
                                                  ===========        ===========

      On December 30, 1999, the Company acquired Marina Mortgage Company, Inc. ("Marina"), a residential mortgage lender headquartered in Irvine, California, with offices in California and Arizona.

      The Company issued 753,420 shares of common stock in exchange for 34,600 shares of Marina common stock and will pay $2.5 million in cash over five years. The Company issued 201,043 shares on October 15, 2001 and 157,985 shares on January 31, 2001 to the prior Marina shareholders in accordance with the first and second earn-out provisions and the prior Marina shareholders may receive additional consideration over the next three years based on an additional earn-out provision, which is primarily based on the future results of the financial performance of the Marina division of the Company. This transaction was accounted for under purchase accounting and generated goodwill of approximately $4.5 million, which will be amortized over 20 years. The results of operations for Marina were not included in the consolidated financial statements as of December 31, 1999.

      The following table summarizes the required disclosures of the pro forma combined entity, as if the merger occurred at the beginning of each respective period, for the year ended December 31:

                                                                        1999

      Revenue                                                        $45,243,217

      Income before income taxes                                       4,490,153

      Net income                                                       3,573,338

      Earnings per share - basic                                     $      0.53
                                                                     ===========

      Earnings per share - diluted                                   $      0.53
                                                                     ===========

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

      On March 30, 2001, the Company acquired the Pennsylvania and Maryland loan production offices of ComNet Mortgage Services (the "ComNet Branches"), the residential mortgage division of Commonwealth Bank, a subsidiary of Commonwealth Bancorp, Inc. ("Commonwealth"), Commonwealth's mortgage application pipeline and certain fixed assets and assumed the real property leases of the ComNet Branches. The ComNet Branches have become part of the American Home branch network and have helped the Company to expand its originations in the mid-Atlantic region through both a retail and wholesale presence.

      In August 2001, the Company entered into an agreement to acquire Valley Bancorp, Inc. ("Valley Bancorp") and its wholly-owned subsidiary, Valley Bank of Maryland ("Valley Bank"), a federal savings bank located in suburban Baltimore, Maryland, for a combination of cash and stock, subject to certain adjustments. Under the terms of the definitive agreement, the Company will pay 1.25 times Valley Bancorp's book value, or approximately $5.5 million. It is anticipated that the acquisition of Valley Bank will substantially increase net interest income and provide a more stable and diverse funding base. This transaction is subject to regulatory approval and is expected to close by the end of the third quarter of 2002.

      The following table summarizes the required disclosures of the pro forma combined entity, as if the merger occurred at the beginning of 2001, for the year ended December 31, 2001 (Valley Bank financial information is for the fiscal year ended September 30, 2001):

                                                                            2001

Revenue                                                             $129,452,242

Income before income taxes                                            40,789,705

Net income                                                            25,573,582

Earnings per share - basic                                          $       2.47
                                                                    ============

Earnings per share - diluted                                        $       2.35
                                                                    ============

21.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data are presented below by quarter for the years ended December 31, 2001 and 2000 (dollars in thousands, except per share amounts):

                                                   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                       2001           2001          2001       2001
Gain on sale of mortgage loans                     $     38,722   $      29,192   $ 29,479   $  21,158
Total revenues                                           41,656          31,986     32,350      22,062
Income before income taxes and minority interest         16,028           9,960      9,807       4,793
Net income before cumulative effect of change
  in accounting principle                                 9,596           5,618      5,558       2,534
Net income                                                9,596           5,618      5,558       4,676
Earnings per share:
  Basic before cumulative effect of change in
    accounting principle                           $       0.80   $        0.49   $   0.62   $    0.28
  Basic after cumulative effect of change in
    accounting principle                           $       0.80   $        0.49   $   0.62   $    0.52
  Dilutive before cumulative effect of change in
    accounting principle                           $       0.77   $        0.47   $   0.59   $    0.28
  Dilutive after cumulative effect of change in
    accounting principle                           $       0.77   $        0.47   $   0.59   $    0.51

                                                   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                       2000           2000          2000       2000
Gain on sale of mortgage loans                     $     19,449   $      15,412   $  9,838   $   8,032
Total revenues                                           20,352          16,993     11,467       9,468
Income before income taxes and minority interest          3,760           2,781      2,108       1,518
Net income                                                1,799           1,521      1,184         888
Earnings per share - basic                         $       0.20   $        0.17   $   0.14   $    0.11
Earnings per share - diluted                       $       0.20   $        0.17   $   0.14   $    0.11

                                                   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                       1999           1999          1999       1999
Gain on sale of mortgage loans                     $      6,119   $       5,016   $  5,632   $   5,190
Total revenues                                            6,866           5,829      6,509       5,658
Income before income taxes and minority interest          1,360           1,273      1,947         757
Net income                                                  747             585      1,822         707
Earnings per share - basic                         $       0.13   $        0.10   $   0.33   $    0.13
Earnings per share - diluted                       $       0.13   $        0.10   $   0.33   $    0.13

                                     ******

                                INDEX TO EXHIBITS
                                -----------------

      Exhibit No.         Description
      -----------         -----------

      2.1             --  Agreement and Plan of Merger, dated December 29, 1999, between the Registrant, Marina Mortgage Company, Inc. ("Marina") and the Stockholders of Marina listed on the signature pages thereto.*

      2.2             --  Agreement and Plan of Merger, dated January 17, 2000,
                          by and among the Registrant, American Home Mortgage Sub II, Inc., First Home Mortgage Corp. ("First Home") and the Stockholders of First Home listed on the signature pages thereto.**

      2.3             --  Agreement and Plan of Reorganization, dated as of
                          August 24, 2001, between the Registrant and Valley Bancorp, Inc.##

      3.1             --  Amended and Restated Certificate of Incorporation of
                          the Registrant.***

      3.2             --  Amended and Restated Bylaws of the Registrant.***

      4.1             --  Reference is hereby made to Exhibits 3.1 and 3.2.

      4.2             --  Specimen Certificate for the Registrant's Common
                          Stock.****

      10.1.1          --  Employment Agreement, dated as of August 26, 1999,
                          between the Registrant and Michael Strauss.****

      10.1.2          --  Amendment to Employment Agreement, dated as of April
                          1, 2000, between the Registrant and Michael Strauss.#

      10.2            --  Employment Agreement, dated as of January 6, 1989,
                          between the Registrant and Leonard Schoen, Jr., as amended on August 26, 1999.****

      10.3            --  Employment Agreement, dated as of April 3, 1997,
                          between the Registrant and Robert E. Burke, as amended on August 26, 1999.***

      10.4.1          --  Employment Agreement, dated as of March 9, 1998,
                          between the Registrant and James P. O'Reilly.

      10.4.2          --  Amendment to Employment Agreement, dated as of
                          February 1, 2001, between the Registrant and James P. O'Reilly.#

      10.5            --  1999 Omnibus Stock Incentive Plan.+

      10.6            --  Sublease, dated as of December 17, 1997, between
                          Suntory International Corp. and Michael Strauss, Inc., d/b/a American Home Mortgage.

      10.7            --  Software Licensing Agreement, dated as of July 7,
                          1999, between American Home Mortgage Corp. and James
                          P. O'Reilly.

      10.8            --  Form of Warrant Agreement, between the Registrant and
                          Friedman, Billings, Ramsey & Co., Inc.***

      10.9            --  Loan Purchase Agreement, dated as of July 6, 1998,
                          between Michael Strauss, Inc., d/b/a American Home Mortgage, and Norwest Funding, Inc.

      Exhibit No.         Description
      -----------         -----------

      10.10           --  Origination and Sales Agreement, dated as of July 8,
                          1994, between American Home Mortgage Corp. and Chase Manhattan Mortgage Corporation.

      10.11           --  Master Agreement for the Sale and Purchase of
                          Mortgages, dated as of April 19, 1994, between Astoria Federal Savings and Loan Association and Michael Strauss, Inc., d/b/a American Home Mortgage.

      10.12           --  Tax Indemnification Agreement, by and among the
                          Registrant, American Home Mortgage Corp. and Michael Strauss.****

      10.13           --  Employment Agreement, dated December 29, 1999, between the Registrant and John A. Johnston.*

      10.14           --  Employment Agreement, dated December 29, 1999, between the Registrant and Ronald Bergum.*

      10.15           --  Non-Competition Agreement, dated December 29, 1999,
                          between the Registrant and John A. Johnston.*

      10.16           --  Non-Competition Agreement, dated December 29, 1999,
                          between the Registrant and Ronald Bergum.*

      10.17           --  Agreement and Plan of Merger, dated December 29, 1999, between the Registrant, Marina Mortgage Company, Inc. ("Marina") and the Stockholders of Marina listed on the signature pages thereto.*

      10.18           --  Employment Agreement, dated January 17, 2000, between
                          the Registrant and John A. Manglardi.**

      10.19           --  Employment Agreement, dated January 17, 2000, between
                          the Registrant and Vincent Manglardi.**

      10.20           --  Employment Agreement, dated January 17, 2000, between
                          the Registrant and Jeffrey L. Lake.**

      10.21           --  Employment Agreement, dated January 17, 2000, between
                          the Registrant and Thomas J. Fiddler.**

      10.22           --  Non-Competition Agreement, dated January 17, 2000,
                          between the Registrant and John A. Manglardi.**

      10.23           --  Non-Competition Agreement, dated January 17, 2000,
                          between the Registrant and Vincent Manglardi.**

      10.24           --  Non-Competition Agreement, dated January 17, 2000,
                          between the Registrant and Jeffrey L. Lake.**

      10.25           --  Non-Competition Agreement, dated January 17, 2000,
                          between the Registrant and Thomas J. Fiddler.**

      10.26           --  Agreement and Plan of Merger, dated January 17, 2000,
                          by and among the Registrant, American Home Mortgage Sub II, Inc., First Home Mortgage Corp. ("First Home") and the Stockholders of First Home listed on the signature pages thereto.**

      Exhibit No.         Description
      -----------         -----------

      10.27           --  Amended and Restated Mortgage Warehousing Loan and
                          Security Agreement, dated as of December 6, 1999, by and among American Home Mortgage Corp., First Union National Bank and Certain Banking Institutions named therein, as amended.++++

      10.28           --  Seventh Amendment to Amended and Restated Mortgage
                          Loan Warehousing Agreement, dated as of May 15, 2001, by and among American Home Mortgage Corp., First Union National Bank and Certain Banking Institutions named therein.#

      10.29           --  Eighth Amendment to Amended and Restated Mortgage Loan
                          Warehousing Agreement, dated as of May 31, 2001, by and among American Home Mortgage Corp., First Union National Bank and Certain Banking Institutions named therein.#

      10.30           --  Lease Agreement, dated December 8, 1999, between the
                          Registrant, as Tenant, and 47th and 6th Associates L.L.C., as Landlord.++++

      10.31           --  Agreement of Lease, dated October 20, 1995, between
                          Reckson Operating Partnership, L.P., as Landlord, Choicecare Long Island, Inc., as Assignor, and American Home Mortgage Corp., as Assignee, as amended on September 30, 1999.++++

      10.32           --  Master Loan and Security Agreement, dated as of June
                          21, 2000, by and among American Home Mortgage Corp., Marina Mortgage Company, Inc., and Morgan Stanley Dean Witter Mortgage Capital Inc.###

      10.33           --  Amendment No. 5, dated June 29, 2001, to the Master
                          Loan and Security Agreement, dated June 21, 2000, by and among American Home Mortgage Corp., Marina Mortgage Company, Inc., and Morgan Stanley Dean Witter Mortgage Capital Inc.###

      10.34.1         --  Mortgage Loan Purchase Agreement, dated February 26,
                          1999, between Paine Webber Real Estate Securities Inc. and American Home Mortgage.###

      10.34.2         --  Mortgage Loan Repurchase Agreement, dated February 26,
                          1999, between Paine Webber Real Estate Securities Inc. and American Home Mortgage.###

      10.34.3         --  Mortgage Loan Custodial Agreement, dated February 26,
                          1999, between Paine Webber Real Estate Securities Inc. and American Home Mortgage.###

      10.35           --  Warehousing Credit and Security Agreement, dated as of
                          December 19, 2001, between American Home Mortgage Corp., Marina Mortgage Company, Inc. and Residential Funding Corporation.###

      10.36           --  Employment Agreement, dated January 11, 2001, between
                          the Registrant and Donald Henig.###

      10.37           --  Employment Agreement, dated January 19, 2001, between
                          the Registrant and Dena Kwaschyn.###

      10.38           --  Employment Agreement, dated January 14, 2002, between
                          the Registrant and Richard Silver.###

      10.39           --  Employment Agreement, dated January 23, 2002, between
                          the Registrant and Lisa Schreiber.###

      10.40           --  Employment Agreement, dated March 6, 2002, between the
                          Registrant and Stephen Hozie.###

      10.41           --  Employment Agreement, dated March 22, 2002, between
                          the Registrant and Wade Hotsenpiller.###

      21.1            --  Subsidiaries of the Registrant.###

      23.1            --  Consent of Deloitte & Touche LLP.###


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

# Incorporated by reference to the Exhibits to Amendment No. 2 to Form S-3 on Form S-1 (file no. 333-60050) filed with the Securities and Exchange Commission on June 6, 2001.

## Incorporated by reference to the Exhibits to the Registration Statement on Form S-4 (file no. 333-76384) filed with the Securities and Exchange Commission on January 7, 2002.

###   Filed herewith.