Form 10-Q
period 2002-03-31
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2002-05-15
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

            As of March 31, 2002, 12,098,795 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

             AMERICAN HOME MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                          QUARTER ENDED MARCH 31, 2002

                                      INDEX

PART I-FINANCIAL INFORMATION

          Item 1.    Consolidated Financial Statements

                     Consolidated Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001

                     Consolidated Statements of Income (unaudited) - Three months ended March 31, 2002 and 2001

                     Consolidated Statements of Cash Flows (unaudited) - Three months ended March 31, 2002 and 2001

                     Notes to Consolidated Financial Statements (unaudited)

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Item 3.    Quantitative and Qualitative Disclosures about Market Risk

PART II-OTHER INFORMATION

SIGNATURES

                                     ITEM 1.

                        CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                                                                         MARCH 31,            DECEMBER 31,
                                                                                            2002                  2001
                                                                                        -------------         -------------
                                                                                        (Unaudited)
ASSETS
Cash and cash equivalents                                                               $  11,915,398         $  26,392,590
Accounts receivable                                                                        27,166,104            23,877,352
Mortgage loans held for sale, net                                                         192,198,370           419,900,181
Mortgage loans - other                                                                      1,201,017             1,305,902
Real estate owned                                                                             660,687               438,533
Mortgage servicing rights, net                                                              1,156,456                45,551
Premises and equipment, net                                                                 9,930,525             9,072,133
Prepaid expenses and security deposits                                                      3,417,126             3,218,545
Goodwill                                                                                   18,359,297            16,874,185
                                                                                        -------------         -------------

TOTAL ASSETS                                                                            $ 266,004,980         $ 501,124,972
                                                                                        =============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

       Warehouse lines of credit                                                        $ 154,562,285         $ 351,453,879
       Drafts payable                                                                       5,826,060            35,359,821
       Accrued expenses and other                                                           9,715,153            15,108,385
       Income taxes payable                                                                 6,411,804            16,994,415
       Notes payable                                                                        2,814,685             3,014,314
                                                                                        -------------         -------------
                   Total liabilities                                                      179,329,987           421,930,814
                                                                                        -------------         -------------

COMMITMENTS AND CONTINGENCIES                                                                      --                    --

MINORITY INTEREST                                                                             652,564               577,392

STOCKHOLDERS' EQUITY:
       Preferred stock, $1.00 per share par value, 1,000,000 shares
             authorized, none issued and outstanding                                               --                    --
       Common stock, $.01 per share par value, 19,000,000
             shares authorized, 12,098,795 and 11,991,200
             issued and outstanding, respectively                                             120,988               119,912
       Additional paid-in capital                                                          49,012,644            47,952,517
       Retained earnings                                                                   36,888,797            30,544,337
                                                                                        -------------         -------------
                   Total stockholders' equity                                              86,022,429            78,616,766
                                                                                        -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 266,004,980         $ 501,124,972
                                                                                        =============         =============


See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                              FOR THE THREE MONTHS ENDED
                                                                                                        MARCH 31,

                                                                                               2002                 2001
                                                                                        ------------------    -----------------
REVENUES:

       Gain on sale of mortgage loans                                                   $       30,633,032    $      21,157,991
       Interest income - net                                                                     2,997,166              637,579
       Other                                                                                       312,203              266,125
                                                                                        ------------------    -----------------
             Total revenues                                                                     33,942,401           22,061,695
                                                                                        ------------------    -----------------
EXPENSES:

       Salaries, commissions and benefits, net                                                  15,001,646           10,651,305
       Occupancy and equipment                                                                   2,380,937            1,827,620
       Marketing and promotion                                                                   1,576,370            1,421,378
       Data processing and communications                                                        1,434,491              776,564
       Other                                                                                     3,014,563            2,592,161
                                                                                        ------------------    -----------------
             Total expenses                                                                     23,408,007           17,269,028
                                                                                        ------------------    -----------------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST
       IN INCOME OF CONSOLIDATED JOINT VENTURES                                                 10,534,394            4,792,667
INCOME TAXES                                                                                     3,719,004            1,993,947
                                                                                        ------------------    -----------------
NET INCOME BEFORE MINORITY INTEREST IN INCOME OF
       CONSOLIDATED JOINT VENTURES                                                               6,815,390            2,798,720
MINORITY INTEREST IN INCOME OF CONSOLIDATED
       JOINT VENTURES                                                                              111,882              265,054
                                                                                        ------------------    -----------------

NET INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
       IN ACCOUNTING PRINCIPLE                                                                   6,703,508            2,533,666

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
       NET OF INCOME TAXES                                                                              --            2,142,552
                                                                                        ------------------    -----------------
NET INCOME                                                                              $        6,703,508    $       4,676,218
                                                                                        ==================    =================

Per share data:
       Basic before cumulative effect of change in accounting principle                 $             0.56    $            0.28
       Basic after cumulative effect of change in accounting principle                  $             0.56    $            0.52

       Diluted before cumulative effect of change in accounting principle               $             0.54    $            0.28
       Diluted after cumulative effect of change in accounting principle                $             0.54    $            0.51

Weighted average number of shares - basic                                                       12,066,669            9,000,779
                                                                                        ==================    =================

Weighted average number of shares - diluted                                                     12,529,918            9,157,223
                                                                                        ==================    =================

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                                      MARCH 31,

                                                                                               2002                2001
                                                                                        ----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES :
       Net income                                                                       $      6,703,508      $     4,676,218
      Adjustments to reconcile net income to net cash provided
          by (used in) operating activities:
              Depreciation and amortization                                                      587,461              563,137
              Origination of mortgage loans held for sale                                 (1,748,971,288)      (1,197,751,746)
              Proceeds on sale of mortgage loans                                           1,976,673,892        1,160,630,103
              (Decrease) increase in income taxes payable                                    (10,582,611)           1,381,042
              Other                                                                                   --               31,352
              Increase in operating assets:
                   Accounts receivable                                                        (3,288,752)          (2,239,465)
                   Prepaid expenses and security deposits                                       (198,581)            (176,887)
              Increase (decrease) in operating liabilities:

                   Minority interest                                                              75,172               64,894
                   Accrued expenses and other liabilities                                     (5,393,232)           3,098,615
                                                                                        ----------------     ----------------
                   Net cash provided by (used in) operating activities                       215,605,569          (29,722,737)
                                                                                        ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      (Purchase) sale of real estate owned, net                                                 (222,154)              96,953
      Purchases of premises and equipment, net                                                (1,445,853)            (611,223)
      Earnouts related to previous acquisitions                                               (1,485,112)            (300,000)
      Increase in mortgage servicing rights                                                   (1,110,905)                  --
      Net sales of loans held for investment - other                                             104,885                   --
                                                                                        ----------------     ----------------
                   Net cash used in investing activities                                      (4,159,139)            (814,270)
                                                                                        ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      (Decrease) increase in warehouse lines of credit                                      (196,891,594)          31,353,718
      Decrease in drafts payable                                                             (29,533,761)          (1,052,272)
      Proceeds from issuance of capital stock                                                  1,061,203                   --
      Dividends paid                                                                            (359,841)                  --
      Decrease in notes payable                                                                 (199,629)            (285,953)
                                                                                        ----------------     ----------------
                   Net cash (used in) provided by financing activities                      (225,923,622)          30,015,493
                                                                                        ----------------     ----------------

NET DECREASE IN CASH                                                                         (14,477,192)            (521,514)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                26,392,590            6,005,392
                                                                                        ----------------     ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $     11,915,398      $     5,483,878
                                                                                        ================     ================

SUPPLEMENTAL DISCLOSURE--CASH PAID FOR:
      Interest                                                                          $      2,707,324      $     2,027,203
      Taxes                                                                                   14,269,372            3,369,996

See Notes to Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of American Home Mortgage Holdings, Inc. and its subsidiary, American Home Mortgage Corp. (collectively, the "Company") reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002. Certain prior year balances have been reclassified to conform with current year presentation.

The unaudited interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's annual report on Form 10-K for the year then ended.

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

NOTE 3-ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which requires the recognition of all derivative financial instruments at fair value and reported as either assets or liabilities in the balance sheet. The accounting for gains and losses associated with changes in the fair value of derivatives are reported in current earnings, net of tax, depending on whether they qualify for hedge accounting and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must have been established at the inception of the hedge. Those methods must also be consistent with the entity's approach to managing risk. Although the Company continues to hedge its exposures to interest rate changes under the same risk management approach, SFAS 133 may cause an increase or decrease to reported net income in certain periods depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on actual cash flows or the overall economics of the transactions.

As part of the Company's secondary marketing and related hedging activities, mortgage-backed securities are purchased and sold forward, and options are acquired on mortgage and treasury securities. At March 31, 2002, forward delivery commitments amounted to approximately $578 million and options to buy securities amounted to approximately $250 million. These contracts have a high correlation to the price movement of the loans being hedged. The Company considers these hedges to be fair value hedges.

On January 1, 2001, the Company recognized the fair value of all freestanding derivative instruments, which resulted in recording an asset in the amount of $7.5 million and a liability in the amount of $3.7 million. The net transition adjustment for the Company's derivatives resulted in an after tax gain of $2.1 million and was recognized as a cumulative-effect-type adjustment to net income, effective January 1, 2001. The related derivative asset and liability accounts have been adjusted for changes in their respective fair values, which had an immaterial net impact on the earnings for the quarter ended March 31, 2002.

NOTE 4 - GOODWILL

On January 1, 2002, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement was effective for business combinations completed after June 30, 2001.

SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators of such are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company has performed an assessment of recorded goodwill and intangible assets and has determined that no impairment exists at this time.

NOTE 5- ACQUISITIONS

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

NOTE 6- SECONDARY OFFERING

On July 3, 2001, the Company completed a secondary stock offering which raised approximately $23 million through the sale of 2,402,154 shares of common stock. These proceeds were used for general corporate purposes including working capital, acquisitions, and capital expenditures.

NOTE 7 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board is considering a number of mortgage banking industry-related issues concerning the implementation of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities." The ultimate conclusions reached concerning these issues could result in material changes to the recorded carrying values of the Company's derivative instruments, which would have a significant impact on its reported earnings.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The Company is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through its 526 primarily commission-compensated loan originators. The Company operates from 72 community loan offices across the country. The Company operates primarily as a mortgage banker, underwriting, funding and then reselling its loan products to more than 45 different buyers. The Company markets its mortgage products over the Internet through its Internet site, MORTGAGESELECT.COM. Mortgage products are originated online through arrangements with a number of popular Web sites and through the Company's own Web site, which was established in 1999.

Net income for the first quarter of 2002 totaled $6.7 million or $0.54 per share on a diluted basis, compared to $2.5 million or $0.28 per share in the first quarter of 2001, before cumulative effect of change in accounting principle.

Loan originations increased 47.9% in the first quarter of 2002, totaling $1.9 billion compared to $1.3 billion in the 2001 first quarter. Originations from the Company's MORTGAGESELECT.COM Internet Web site totaled $448.1 million in the first quarter of 2002, an increase of 122.7% from the first quarter of 2001.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from the Company's Consolidated Statements of Income expressed as a percentage of total revenues:

                                                                          For the three months
                                                                             ended March 31,

                                                                           2002          2001
                                                                        ----------    ----------
Revenues
Gain on sale of mortgage loans ......................................         90.3%         95.9%
Interest income - net ...............................................          8.8           2.9
Other ...............................................................          0.9           1.2
                                                                        ----------    ----------
Total revenues ......................................................        100.0         100.0
                                                                        ----------    ----------

Expenses

Salaries, commissions and benefits, net .............................         44.2          48.3
Occupancy and equipment .............................................          7.0           8.3
Marketing and promotion .............................................          4.6           6.4
Data processing and communications ..................................          4.2           3.5
Other ...............................................................          9.0          11.7
                                                                        ----------    ----------
Total expenses ......................................................         69.0          78.3
                                                                        ----------    ----------
Income before income taxes and minority interest ....................         31.0          21.7
Income taxes ........................................................         11.0           9.0
Minority interest ...................................................          0.3           1.2
                                                                        ----------    ----------
Net income before cumulative effect of change in accounting principle         19.7          11.5
Cumulative effect of change in accounting principle .................           --           9.7
                                                                        ----------    ----------
Net income ..........................................................         19.7%         21.2%
                                                                        ==========    ==========

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED
                                 MARCH 31, 2001

REVENUES

Revenues for the first quarter of 2002 were $33.9 million compared to $22.1 million in the first quarter of 2001, an increase of 53.9%. The increase was a result of increased gains on sale of mortgage loans, increased net interest income and an increase in other income.

Gain on sale of mortgage loans increased by 44.8% to $30.6 million from $21.2 million in the first quarter of 2001, generally a result of an increase in loan volume, partially resulting from the ComNet acquisition and a lower interest rate environment. Loans sold in the first quarter of 2002 were $2.0 billion compared to $1.2 billion in the like quarter in 2001 (which amounts include $129.0 million and $71.7 million, respectively, of brokered, as opposed to funded, originations).

Interest income - net increased to $3.0 million from $638,000 in the first quarter of 2001, an increase of 370.1%. The increase resulted primarily from an increase in loans held for sale and an increase in the Company's effective interest rate spread.

Other income was $312,000 for the quarter compared to $266,000 for the first quarter of 2001. Other income primarily consists of volume incentive bonuses received from loan purchasers.

EXPENSES

Salaries, commissions and benefits increased by 40.8% to $15.0 million for the current quarter from $10.7 million for the 2001 first quarter. The increase was largely due to increased staffing levels and overtime at the Company's corporate headquarters and increased staffing levels at MORTGAGESELECT.COM's call centers due to increased loan volumes and the inclusion of expenses of the ComNet Branches following the acquisition.

Occupancy and equipment costs increased by 30.3% to $2.4 million for the current quarter from $1.8 million in the first quarter of 2001. The increase in costs reflects the acquisition of the ComNet Branches, the opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

Marketing and promotion expenses increased by 10.9% to $1.6 million for the current quarter from $1.4 million in the first quarter of 2001.

Data processing and communications increased by 84.7% to $1.4 million from $777,000 in the first quarter of 2001. The expense increase was a result of operating the ComNet Branches, the growth at MORTGAGESELECT.COM's call centers and the opening of new community loan offices.

Other expenses increased by 17.7% to $3.0 million, from $2.6 million in the first quarter of 2001. These expenses, which consist generally of office supplies, travel, professional fees and insurance, have increased as a result of the growth at MORTGAGESELECT.COM's call centers, the acquisition of the ComNet Branches, new office openings and higher loan production.

LIQUIDITY AND CAPITAL RESOURCES

To originate a mortgage loan, the Company draws against a $200 million pre-purchase facility with UBS Paine Webber ("Paine Webber"), a $100 million facility with Residential Funding Corporation ("RFC"), and a facility of $75 million with Morgan Stanley Dean Witter Mortgage Capital, Inc. ("Morgan Stanley"). These facilities are secured by the mortgages owned by the Company, and by certain of its other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of the Company's liabilities to its tangible net worth. At March 31, 2002, the aggregate outstanding balance under the warehouse facilities was $155 million, the aggregate outstanding balance in drafts payable was $6 million and the aggregate maximum amount available for additional borrowings was $220 million.

In addition to the Paine Webber, RFC and Morgan Stanley warehouse facilities, the Company has purchase and sale agreements with Fannie Mae and Paine Webber. Pursuant to these agreements, the Company obtains commitments from the ultimate buyer, which may be a bank, a pension fund or an investment bank, to purchase its loans. These loans are then sold together with the commitment from the ultimate buyer to one of the two institutions above, who subsequently take responsibility for consummating the final transaction. These agreements allow the Company to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facility. The combined capacity available under the Company's purchase and sale agreements is $531 million.

Cash and cash equivalents decreased to $11.9 million at March 31, 2002 from $26.4 million at December 31, 2001.

The Company's primary sources of cash and cash equivalents during the quarter ended March 31, 2002 were as follows:

      o     $227.7 million net decrease in mortgage loans held for sale; and

      o     $  1.1 million proceeds from issuance of capital stock.

The Company's primary uses of cash and cash equivalents during the year ended March 31, 2002 were as follows:

      o     $196.9 million decrease in warehouse lines of credit;

      o     $ 29.5 million decrease in drafts payable;

      o     $ 10.6 million decrease in income taxes payable;

      o     $ 5.4 million decrease in accrued expenses and other liabilities;

      o     $ 3.3 million increase in accounts receivable;

      o     $ 1.5 million for earnouts related to previous acquisitions; and

      o     $ 1.4 million to purchase furniture and office and computer equipment for new branch offices.


COMMITMENTS

The Company had the following commitments (excluding derivative financial instruments) at March 31, 2002:

                                        Less Than                                      After
                           Total         1 Year       1 - 3 Years    4 - 5 Years      5 Years

Warehouse facilities   $154,562,285   $154,562,285   $         --   $         --   $         --

Operating leases         19,088,276      4,426,449      6,613,951      4,775,847      3,272,029

Notes payable             2,814,657        695,848      1,117,436        170,420        830,953

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

The following table summarizes the Company's interest rate sensitive instruments:

                                                           March 31, 2002             December 31, 2001
                                                           --------------             -----------------
                                                   Notional Amount   Fair Value  Notional Amount  Fair Value
                                                   ---------------  ------------ ---------------  ------------
Instruments:
Commitments to fund mortgages at agreed-upon rates   $531,656,446   $  2,879,923   $554,466,137   $     95,966
Loans held for sale ..............................    129,118,539    131,160,908    282,212,779    285,700,256
Forward delivery commitments .....................    578,376,860      2,565,750    857,999,769        450,369
Option contracts to buy securities ...............    250,000,000        431,000    175,000,000        161,750

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the Company's Form 10-K for the period ended December 31, 2001.

                            PART II-OTHER INFORMATION

None of the Items required by Part II of the Form 10-Q are applicable to the fiscal quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                      -------------------------------------

                                  (Registrant)

Date:   May 14, 2002                      By:        /s/ Michael Strauss
                                               --------------------------------
                                                       Michael Strauss
                                               Chairman of the Board, President
                                                  and Chief Executive Officer

Date:   May 14, 2002                      By:        /s/ Stephen A. Hozie
                                               --------------------------------
                                                       Stephen A. Hozie
                                                    Chief Financial Officer