Form 10-Q
period 2002-06-30
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2002-08-14
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

            As of June 30, 2002, 15,885,622 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

             AMERICAN HOME MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                           QUARTER ENDED JUNE 30, 2002
                                      INDEX

PART I-FINANCIAL INFORMATION

      Item 1.     Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001

                  Condensed Consolidated Statements of Income (unaudited) - Six months ended June 30, 2002 and 2001 and Three months ended June 30, 2002 and 2001

                  Condensed Consolidated Statements of Cash Flows (unaudited) - Six months ended June 30, 2002 and 2001

                  Notes to Condensed Consolidated Financial Statements
                  (unaudited)

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Item 3.     Quantitative and Qualitative Disclosures about Market Risk

PART II-OTHER INFORMATION

      Item 2.     Changes in Securities and Use of Proceeds

      Item 4.     Submission of Matters to a Vote of Security Holders

      Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES

                                     ITEM 1.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                       JUNE 30,      DECEMBER 31,
                                                                         2002            2001
                                                                     ------------    ------------
                                                                     (Unaudited)
ASSETS

Cash and cash equivalents                                            $ 55,429,667    $ 26,392,590
Accounts receivable                                                    21,128,516      23,877,352
Mortgage loans held for sale, net                                     457,313,520     419,192,096
Mortgage loans - other                                                  3,003,348       1,305,902
Real estate owned                                                         214,894         438,533
Mortgage servicing rights, net                                        105,686,376          45,551
Premises and equipment, net                                            12,845,304       9,072,133
Goodwill                                                               50,889,104      16,874,185
Other assets                                                           13,449,318       3,926,630
                                                                     ------------    ------------

TOTAL ASSETS                                                         $719,960,047    $501,124,972
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Warehouse lines of credit                                       $430,416,905    $351,453,879
     Drafts payable                                                    16,058,259      35,359,821
     Accrued expenses and other                                        26,473,426      15,108,385
     Income taxes payable                                              27,402,883      16,994,415
     Notes payable                                                     89,210,257       3,014,314
                                                                     ------------    ------------
            Total liabilities                                         589,561,730     421,930,814
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                --              --

MINORITY INTEREST                                                         668,499         577,392

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 per share par value, 1,000,000 shares
        authorized, none issued and outstanding                              --              --
     Common stock, $.01 per share par value, 19,000,000
        shares authorized, 15,885,622 and 11,991,200 shares
        issued and outstanding, respectively                              158,856         119,912
     Additional paid-in capital                                        86,544,806      47,952,517
     Retained earnings                                                 43,026,156      30,544,337
                                                                     ------------    ------------
            Total stockholders' equity                                129,729,818      78,616,766
                                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $719,960,047    $501,124,972
                                                                     ============    ============




See Notes to Condensed Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                     FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                         2002          2001          2002          2001
                                                     -----------   -----------   -----------   -----------
REVENUES:
     Gain on sale of mortgage loans                  $34,946,814   $29,479,313   $65,579,846   $50,637,303
     Interest income - net                             3,931,955     2,864,067     6,929,121     3,501,646
     Other                                             1,454,035         6,249     1,766,238       272,374
                                                     -----------   -----------   -----------   -----------
        Total revenues                                40,332,804    32,349,629    74,275,205    54,411,323
                                                     -----------   -----------   -----------   -----------
EXPENSES:
     Salaries, commissions and benefits, net          17,758,739    14,944,377    32,760,385    25,595,681
     Occupancy and equipment                           3,405,724     2,294,975     5,786,661     4,122,595
     Marketing and promotion                           1,975,773     1,521,670     3,552,143     2,943,048
     Data processing and communications                1,649,100       938,466     3,083,591     1,715,030
     Professional fees                                 1,192,910       587,333     1,728,115       955,703
     Travel and entertainment                            811,359       359,729     1,466,503       686,074
     Other                                             3,294,761     1,896,501     5,118,975     3,793,946
                                                     -----------   -----------   -----------   -----------
        Total expenses                                30,088,366    22,543,051    53,496,373    39,812,077
                                                     -----------   -----------   -----------   -----------
INCOME BEFORE INCOME TAXES AND MINORITY
     INTEREST IN INCOME OF CONSOLIDATED
     JOINT VENTURES                                   10,244,438     9,806,578    20,778,832    14,599,246
INCOME TAXES                                           3,555,998     4,110,225     7,275,002     6,104,172
                                                     -----------   -----------   -----------   -----------
NET INCOME BEFORE MINORITY INTEREST IN
     INCOME OF CONSOLIDATED JOINT VENTURES             6,688,440     5,696,353    13,503,830     8,495,074
MINORITY INTEREST IN INCOME OF
     CONSOLIDATED JOINT VENTURES                         187,769       138,442       299,651       403,496
                                                     -----------   -----------   -----------   -----------
NET INCOME BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                    6,500,671     5,557,911    13,204,179     8,091,578

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE, NET OF INCOME
     TAXES                                                  --            --            --       2,142,552
                                                     -----------   -----------   -----------   -----------
NET INCOME                                           $ 6,500,671   $ 5,557,911   $13,204,179   $10,234,130
                                                     ===========   ===========   ===========   ===========

Per share data:
     Basic before cumulative effect of change in
        accounting principle                         $      0.50   $      0.62   $      1.06   $      0.90
     Basic after cumulative effect of change in
        accounting principle                         $      0.50   $      0.62   $      1.06   $      1.14
     Diluted before cumulative effect of change in
        accounting principle                         $      0.49   $      0.59   $      1.02   $      0.86
     Diluted after cumulative effect of change in
        accounting principle                         $      0.49   $      0.59   $      1.02   $      1.09

Weighted average number of shares - basic             12,912,523     9,002,261    12,491,933     9,001,524
                                                     ===========   ===========   ===========   ===========
Weighted average number of shares - diluted           13,401,391     9,491,296    12,981,866     9,379,156
                                                     ===========   ===========   ===========   ===========


See Notes to Condensed Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                 CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                        FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        2002                2001
                                                                  ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES :
     Net income                                                   $    13,204,179     $    10,234,130
    Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
         Depreciation and amortization                                  2,093,610           1,164,795
         Origination of mortgage loans held for sale               (3,658,654,830)     (3,227,902,858)
         Proceeds on sale of mortgage loans                         3,811,197,790       3,123,662,135
         (Decrease) increase in income taxes payable                   (7,787,130)            105,234
         Other                                                               --               307,001
         (Increase) decrease in operating assets:
           Accounts receivable                                         10,518,638          (5,463,661)
           Other assets                                                (7,944,508)           (498,511)
         Increase (decrease) in operating liabilities:
           Minority interest                                               91,107             (29,160)
           Accrued expenses and other liabilities                       3,625,775           4,451,153
                                                                  ---------------     ---------------
           Net cash provided by (used in) operating activities        166,344,631         (93,969,742)
                                                                  ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of real estate owned, net                                        223,639             259,254
    Purchases of premises and equipment, net                           (2,390,979)         (1,597,637)
    Acquisition of businesses                                         (33,452,124)           (780,000)
    Earnouts related to previous acquisitions                          (8,635,112)               --
    Increase in mortgage servicing rights                              (4,488,793)               --
    Net sales of loans held for investment - other                          8,849                --
                                                                  ---------------     ---------------
           Net cash used in investing activities                      (48,734,520)         (2,118,383)
                                                                  ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    (Decrease) increase in warehouse lines of credit                 (101,290,139)         78,107,501
    Increase (decrease) in drafts payable                             (22,988,503)         19,325,439
    Proceeds from issuance of capital stock                            38,631,233                --
    Dividends paid                                                       (721,568)           (269,068)
    Decrease in notes payable                                          (2,204,057)           (472,355)
                                                                  ---------------     ---------------
           Net cash (used in) provided by financing activities        (88,573,034)         96,691,517
                                                                  ---------------     ---------------

NET INCREASE IN CASH                                                   29,037,077             603,392

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         26,392,590           6,005,392
                                                                  ---------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    55,429,667     $     6,608,784
                                                                  ===============     ===============

                                                                                            CONTINUED

SUPPLEMENTAL DISCLOSURE--CASH PAID FOR:
    Interest                                                      $     4,911,598     $     4,007,777
    Taxes                                                              15,153,259           3,538,246


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVIITES

Effective June 13, 2002, the Company purchased all the stock of Columbia
 National, Incorporated in an all cash transaction for $37 million. In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:

Assets:
    Mortgage loans held for sale                                                        $ 189,249,006
    Mortgage servicing rights                                                             102,000,000
    Accounts receivable                                                                     7,312,201
    Other assets                                                                           12,461,956

Liabilities:
    Warehouse lines of credit                                                             180,253,165
    Notes payable                                                                          88,400,000
    Income taxes payable                                                                   18,195,598
    Other liabilities                                                                      13,154,207


See Notes to Condensed Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1-BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of American Home Mortgage Holdings, Inc. ("American Home") and its subsidiaries, American Home Mortgage Corp. ("AHM") and Columbia National, Incorporated ("Columbia") (collectively the "Company"), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002. Certain prior year balances have been reclassified to conform with current year presentation.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K for the year then ended.

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

As part of the Company's secondary marketing and related hedging activities, mortgage-backed securities are purchased and sold forward, and options are acquired on mortgage and treasury securities. At June 30, 2002, forward delivery commitments amounted to approximately $1,038 million and options to buy securities amounted to approximately $230 million. These contracts have a high correlation to the price movement of the loans being hedged. The Company considers these hedges to be fair value hedges.

On January 1, 2001, the Company recognized the fair value of all freestanding derivative instruments, which resulted in recording an asset in the amount of $7.5 million and a liability in the amount of $3.7 million. The net transition adjustment for the Company's derivatives resulted in an after tax gain of $2.1 million and was recognized as a cumulative-effect-type adjustment to net income, effective January 1, 2001. The related derivative asset and liability accounts have been adjusted for changes in their respective fair values.

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

SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators of such are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company has reviewed its impairment analysis of recorded goodwill and intangible assets and has concluded that no impairment exists at this time.

NOTE 5- ACQUISITIONS

Effective June 13, 2002, the Company acquired Columbia National, Incorporated, a Delaware corporation. The shareholders of Columbia received $37 million in cash. Columbia is an independent mortgage lender based in Columbia, Maryland. Formed in 1939, Columbia engages in the origination, sale and servicing of residential first mortgage loans. It operates 57 loan production offices in 17 states and has 361 primarily commission-compensated loan originators. At June 13, 2002, Columbia had assets of $336 million. This transaction generated goodwill of approximately $25 million.

The following table summarizes the required disclosures of the pro forma combined entity, as if the merger occurred at the beginning of the year for the quarter and six months ended June 30, 2002:

                                                Three months     Six months
                                                ended June 30,   ended June
                                                     2002         30, 2002
                                                -------------   -----------
    Revenue..................................    $56,721,246    $110,731,890
    Income before income taxes...............     11,939,826     24,087,146
    Net income...............................      7,630,565     15,368,958
    Earnings per share - basic...............          $0.59          $1.23
    Earnings per share - diluted.............          $0.57          $1.18

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

NOTE 6- STOCK OFFERING

On June 28, 2002, the Company completed a public stock offering which raised approximately $37.5 million through the sale of 3,700,000 shares of common stock. These proceeds primarily were used for the acquisition of Columbia. On July 3, 2002, the Company completed the sale of an additional 555,000 shares of common stock pursuant to the exercise in full of the underwriters' over-allotment option, which raised $5.9 million. These proceeds will be used for general corporate purposes, including working capital, acquisitions and capital expenditures.

NOTE 7 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 144. Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business segment. SFAS 144 also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. Management believes that the financial impact of SFAS 144 will not have a material effect on the Company.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 145. Statement of Financial Accounting Standards No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. Management believes that the financial impact of SFAS 145 will not have a material effect on the Company.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 146. Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

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

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The Company is an independent retail mortgage banking company primarily engaged in the business of originating and selling residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers over the Internet, as well as through its 920 primarily commission-compensated loan originators. The Company operates from 131 community loan offices across the country. The Company operates primarily as a mortgage banker, underwriting, funding and then reselling its loan products to more than 45 different buyers. The Company markets its mortgage products over the Internet through its Internet site, MORTGAGESELECT.COM. Mortgage products are originated online through arrangements with a number of popular Web sites and through the Company's own Web site, which was established in 1999. The Company also originates loans through mortgage brokers who work directly with the borrower and submit a fully processed loan application for an underwriting determination.

Net income for the second quarter of 2002 totaled $6.5 million or $0.49 per share on a diluted basis, compared to $5.6 million or $0.59 per share in the second quarter of 2001. Net income for the six months ended June 30, 2002 was $13.2 million or $1.02 per share on a diluted basis, compared to $8.1 million or $0.86 for the six months ended June 30, 2001, before cumulative effect of change in accounting principle.

Loan originations decreased 4.3% in the second quarter of 2002, totaling $2.0 billion compared to $2.1 billion in the 2001 second quarter. Loan originations for the six months ended June 30, 2002 totaled $3.9 billion, compared to $3.4 billon in 2001.

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

MORTGAGE SERVICING RIGHTS - Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes, but generally retains, the requirements of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes, but generally retains, the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights." All three statements require that entities that acquire servicing assets through either purchase or origination of loans and sells or securitizes those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair values. The adoption of SFAS No 140 did not have a material impact on the financial statements. The amount attributable to the servicing assets is to be capitalized as servicing assets on the consolidated balance sheets. At June 30, 2002 and December 31, 2001, the Company has capitalized $105.7 million (including $102.0 million acquired from Columbia) and $46,000 of mortgage servicing assets, net.

SFAS No. 140 also requires that capitalized servicing assets be assessed for impairment based on the fair value of those assets. The Company estimates fair value of the servicing assets using market prices (if available) or using a discounted cash flow valuation model incorporating prepayment, default, cost to service and interest rate assumptions that market participants use for similar instruments. Impairment is to be recognized through a valuation allowance. In determining impairment, the post-implementation mortgage servicing portfolio has been stratified into the predominant risk characteristics of the underlying mortgage loans. The Company has determined those risk characteristics to be loan type and interest rate. These strata within the portfolio were then valued using the same model assumptions described above. At June 30, 2002 and December 31, 2001, no servicing impairment allowance was required. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income.

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

Risk Management of Mortgage Loans Held for Sale. The Company's risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company's strategy is to engage in a risk management program involving the use of mortgage forward delivery contracts designated as fair value hedging instruments to hedge 100% of its agency-eligible conforming and non-conforming loans. At the inception of the hedge, the Company formally documents the relationship between the forward delivery contracts and the mortgage inventory as well as its objective and strategy for undertaking the hedge transactions. The notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to the Company. The Company classifies and accounts for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value. When the hedges are deemed to be highly effective, the book value of the hedged loans held for sale is adjusted for its change in fair value during the hedge period.

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

LOAN ORIGINATION FEES AND DIRECT ORIGINATION COSTS - The Company records loan fees, discount points and certain direct origination costs as an adjustment of the cost of the loan. These fees and costs are included in gain on sales of loans when the loan is sold.

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

RESULTS OF OPERATIONS

The following table sets forth information derived from the Company's Condensed Consolidated Statements of Income expressed as a percentage of total revenues:

                                          For the three months   For the six months
                                             ended June 30,        ended June 30,
                                            ----------------      ----------------
                                             2002       2001       2002       2001
                                            -----      -----      -----      -----
Revenues

Gain on sale of mortgage loans........       86.7%      91.1%      88.3%      93.1%
Interest income, net..................        9.7        8.8        9.3        6.4
Other.................................        3.6        0.1        2.4        0.5
                                            -----      -----      -----      -----
Total revenues........................      100.0      100.0      100.0      100.0
                                            -----      -----      -----      -----
Expenses

Salaries, commissions and benefits, net      44.0       46.2       44.1       47.0
Occupancy and equipment...............        8.4        7.1        7.8        7.6
Marketing and promotion...............        4.9        4.7        4.7        5.4
Data processing and communications....        4.1        2.9        4.2        3.2
Professional fees.....................        3.0        1.8        2.3        1.8
Travel and entertainment..............        2.0        1.1        2.0        1.3
Other.................................        8.2        5.9        6.9        6.9
                                            -----      -----      -----      -----
Total expenses........................       74.6       69.7       72.0       73.2
                                            -----      -----      -----      -----
Income before income taxes and
   minority interest..................       25.4       30.3       28.0       26.8
Income taxes..........................        8.8       12.7        9.8       11.2
Minority interest.....................        0.5        0.4        0.4        0.7
                                            -----      -----      -----      -----
Net income before cumulative effect of
   change in Accounting principle.....       16.1       17.2       17.8       14.9
Cumulative effect of change in
   accounting principle...............       --         --         --          3.9
                                            -----      -----      -----      -----
Net income                                   16.1%      17.2%      17.8%      18.8%
                                            =====      =====      =====      =====

       THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED
                                  JUNE 30, 2001

REVENUES

Revenues for the second quarter of 2002 were $40.3 million compared to $32.3 million in the second quarter of 2001, an increase of 24.7%. The increase was a result of increased gains on sale of mortgage loans, increased net interest income and an increase in other income.

Gain on sale of mortgage loans increased by 18.5% to $34.9 million from $29.5 million in the second quarter of 2001, generally a result of improved margins. Loans sold in the second quarter of 2002 were $2.0 billion compared to $2.1 billion in the second quarter in 2001 (which amounts include $133.0 million and $102.4 million, respectively, of brokered, as opposed to funded, originations and $206.0 million of loans sold by Columbia in the second quarter of 2002).

Interest income - net increased to $3.9 million from $2.9 million in the second quarter of 2001, an increase of 37.3%. The increase resulted primarily from an increase in loans held for sale and an increase in the Company's effective interest rate spread.

Other income was $1.5 million for the quarter compared to $6,000 for the second quarter of 2001. Other income primarily consists of servicing income and title insurance agency revenues.

EXPENSES

Salaries, commissions and benefits increased by 18.8% to $17.8 million for the current quarter from $14.9 million for the 2001 second quarter. The increase was largely due to increased staffing levels and overtime at the Company's corporate headquarters, increased staffing levels at MortgageSelect.com's call centers due to increased loan volumes and the inclusion of Columbia following the acquisition.

Occupancy and equipment costs increased by 48.4% to $3.4 million for the current quarter from $2.3 million in the second quarter of 2001. The increase in costs reflects the opening of new community loan offices, greater depreciation charges as a result of the Company's increased investments in computer networks and the inclusion of Columbia following the acquisition.

Marketing and promotion expenses increased by 29.8% to $2.0 million for the current quarter from $1.5 million in the second quarter of 2001. The increase was due to increased loan volumes.

Data processing and communications increased by 75.7% to $1.6 million from $0.9 million in the second quarter of 2001. The expense increase was a result of opening of new community loan offices.

Professional fees increased 103.1% to $1.2 million for the current quarter from $0.6 million in the second quarter of 2001.

Travel and entertainment expenses increased 125.5% to $0.8 million for the current quarter from $0.4 million in the second quarter of 2001. The increase is due to the addition of new loan originators.

Other expenses increased by 73.7% to $3.3 million, from $1.9 million in the second quarter of 2001. These expenses, which consist generally of office supplies, printing and stationery, office expense and insurance, have increased as a result of opening of new community loan offices and the inclusion of Columbia following the acquisition.

         SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED
                                  JUNE 30, 2001

REVENUES

Revenues for the six months of 2002 increased to $74.3 million from $54.4 million for the first six months of 2001, an increase of 36.5%. The increase was a result of increased gains on sale of mortgage loans, increased net interest income, increased servicing income and an increase in other income.

For the first six months of 2002, gain on sale of mortgage loans totaled $65.6 million compared to $50.6 million in 2001, an increase of 29.5%. The increase generally resulted from an increase in loan sales volume and the acquisition of the ComNet branches. The Company sold $4.1 billion of loans on a year-to-date basis compared to $3.3 billion for the same period in 2001 (which amounts include $262.0 million and $174.1 million, respectively of brokered as opposed to funded originations and $206.0 million of loans sold by Columbia in the second quarter of 2002).

Interest income - net increased by 97.9% to $6.9 million from $3.5 million a year ago. The increase resulted primarily from an increase in loans held for sale and an increase in the Company's effective interest rate spread.

Other income was $1.8 million for the current six month period compared to $272,000 in the like period of 2001. Other income primarily consists of servicing income and title insurance agency revenues.

EXPENSES

Salaries, commissions and benefits amounted to $32.8 million in the current six month period, compared to $25.6 million in 2001, an increase of 28.0%. The increase was largely due to increased staffing levels and overtime at the Company's corporate headquarters and increased staffing levels at MortgageSelect.com's call centers due to increased loan volumes and the inclusion of expenses of the ComNet Branches and Columbia following their acquisitions.

Occupancy and equipment costs increased by 40.4% to $5.8 million for the current six month period from $4.1 million in the like period in 2001. The increase in costs reflects the acquisition of the ComNet Branches, the opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

Marketing and promotion expenses totaled $3.6 million in the current six month period, compared to $2.9 million in 2001, an increase of 20.7%. The increase was due to increased loan volume.

Data processing and communications increased by 79.8% to $3.1 million in the first six months of 2002 from $1.7 million in 2001. The expense increase was a result of operating the ComNet Branches and the opening of new community loan offices.

Professional fees totaled $1.7 million in the current six month period, compared to $1.0 million in 2001, an increase of 80.8%.

Travel and entertainment expenses totaled $1.5 million in the current six month period, compared to $0.7 million in 2001, an increase of 113.8%. The increase is due to the addition of new loan originators.

Other expenses increased by 34.9% in the current six month period to $5.1 million, from $3.8 million for the same period in 2001. These expenses, which consist generally of office supplies, printing and stationery, office expense and insurance, have increased as a result of opening of new community loan offices and the acquisition of the ComNet Branches and higher loan production.

LIQUIDITY AND CAPITAL RESOURCES

To originate a mortgage loan, the Company draws against a $240 million pre-purchase facility with UBS Paine Webber ("Paine Webber"), a $300 million facility with CDC IXIS Capital Markets North America Inc. ("CDC"), a $100 million facility with Residential Funding Corporation ("RFC"), a $250 million bank syndicated facility led by RFC and a facility of $75 million with Morgan Stanley Bank ("Morgan Stanley"). These facilities are secured by the mortgages owned by the Company, and by certain of its other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of the Company's liabilities to its tangible net worth. At June 30, 2002, the aggregate outstanding balance under the warehouse facilities was $430 million, the aggregate outstanding balance in drafts payable was $16 million and the aggregate maximum amount available for additional borrowings was $535 million.

In addition to the Paine Webber, CDC, RFC, bank syndicate and Morgan Stanley warehouse facilities, the Company has purchase and sale agreements with Fannie Mae, Paine Webber and Greenwich Capital Financial Products, Inc. Pursuant to these agreements, the Company obtains commitments from the ultimate buyer, which may be a bank, a pension fund or an investment bank, to purchase its loans. These loans are then sold together with the commitment from the ultimate buyer to one of the two institutions above, who subsequently take responsibility for consummating the final transaction. These agreements allow the Company to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facilities. The combined capacity available under the Company's purchase and sale agreements is $329 million.

Cash and cash equivalents increased to $55.4 million at June 30, 2002 from $26.4 million at December 31, 2001. Included in cash and cash equivalents at June 30, 2002 is $38.1 million of cash received in settlement of loans that is restricted to reduce warehouse borrowings.

The Company's primary sources of cash and cash equivalents during the quarter ended June 30, 2002 were as follows:

   o   $152.5 million net decrease in mortgage loans held for sale;

   o   $ 38.6 million proceeds from issuance of capital stock; and

   o   $ 10.5 million decrease in accounts receivable;

   o   $  3.6 million increase in accrued expenses and other liabilities.

The Company's primary uses of cash and cash equivalents during the year ended June 30, 2002 were as follows:

   o   $101.3 million decrease in warehouse lines of credit;

   o   $  33.5 million acquisition of businesses;

   o   $  23.0 million decrease in drafts payable;

   o   $   8.6 million for earnouts related to previous acquisitions;

   o   $   7.9 million decrease in other assets;

   o   $   7.8 million decrease in income taxes payable;

   o   $   4.5 million increase in mortgage servicing rights;

   o   $   2.4 million to purchase furniture and office and computer equipment for new branch offices; and

   o   $   2.2 million decrease in notes payable.

COMMITMENTS

The Company had the following commitments (excluding derivative financial instruments) at June 30, 2002:

                                             Less Than       1-3          4-5          After
                                Total         1 Year        Years        Years        5 Years
                                ----         ---------      -----        -----        -------
Warehouse facilities.....   $430,416,905   $430,416,905   $       --   $       --   $       --

Operating leases.........     25,170,472      7,311,934    9,836,597    5,149,974    2,806,967

Notes payable............     89,210,257     87,237,468      697,129      467,857      807,803

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The words "plan," "believe," "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such statements involve risks and uncertainties that exist in the Company's operations and business environment that could render actual outcomes and results materially different than predicted. The Company's forward-looking statements are based on assumptions about many factors, including, but not limited to, general volatility of the capital markets; changes in the real estate market, interest rates or the general economy of the markets in which the Company operates; economic, technological or regulatory changes affecting the use of the Internet and changes in government regulations that are applicable to the Company's regulated brokerage and property management businesses. These and other factors are more fully discussed in the Company's prospectus filed with the Securities and Exchange Commission during the past 12 months. While the Company believes that its assumptions are reasonable at the time forward-looking statements are made, it cautions that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update such statements in light of new information or future events.

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

The board of directors of the Company establishes thresholds which limit exposure to such risk. An analysis is performed daily to determine the risk exposure under various interest rate scenarios and such risk is managed by executing the program discussed above. All derivatives are obtained for hedging (or other than trading) purposes, and management regularly evaluates the effectiveness of its hedges.

Movements in interest rates also impact the value of mortgage servicing rights. When interest rates decline, the loans underlying the mortgage servicing rights generally prepay faster which reduces the market value of the mortgage servicing rights. The Company considers the expected increase in loan origination volumes and the resulting additional origination related income as a natural hedge against the expected change in the value of mortgage servicing rights.

The following table summarizes the Company's interest rate sensitive instruments:

                                                     June 30, 2002              December 31, 2001
                                                ----------------------         ---------------------
                                                Notional         Fair          Notional        Fair
                                                 Amount          Value          Amount         Value
                                                --------         -----         --------        -----
Instruments:
Commitments to fund mortgages at
  agreed-upon rates........................ $  886,247,999   $ 20,619,506   $554,466,137   $     95,966
Loans held for sale........................    321,171,584    329,538,948    335,442,033    339,461,803
Mortgage servicing rights..................  8,581,562,067    112,650,932      4,555,100         45,551
Forward delivery commitments...............  1,037,873,129    (10,751,101)   857,999,769        450,369
Option contracts to buy securities.........    230,000,000        731,389    175,000,000        161,750

No material changes in market risk strategy occurred during the current period. A detailed discussion of market risk is provided in the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

                            PART II-OTHER INFORMATION

                                     ITEM 2.

                    CHANGES IN SECURITIES AND USE OF PROCEEDS

The following is a description of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which were sold to various individuals during the quarter ended June 30, 2002.

On May 14, 2002, the Company awarded 13,793 shares of common stock to Michael McManus, Jr., one of its non-employee directors. On May 28, 2002, the Company awarded 13,957 shares of common stock to Nicholas Marfino, one of its non-employee directors. The shares awarded to Mr. McManus and Mr. Marfino are subject to the terms and conditions of the Company's 1999 Omnibus Stock Incentive Plan. With respect to the shares awarded to Mr. McManus, the restriction period shall expire, and the shares may be sold, transferred or otherwise disposed of, subject to applicable securities law requirements, as of December 7, 2003. With respect to the shares awarded to Mr. Marfino, the restriction period shall expire, and the shares may be sold, transferred or otherwise disposed of, subject to applicable securities law requirements, as of July 20, 2003. The shares of stock issued to each of Mr. McManus and Mr. Marfino were issued in consideration of their services as the Company's non-employee directors. The issuances of unregistered securities to Mr. McManus and Mr. Marfino were exempt from registration under Section 4(2) of the Securities Act because the Company issued the securities in private transactions, rather than through public offerings.

The Company acquired Marina Mortgage Company, Inc. ("Marina") on December 29, 1999. In addition to the shares paid to former Marina shareholders as initial consideration, the Company is required to issue unregistered shares of common stock to the former shareholders under the earnout provisions of the merger agreement. On June 6, 2002, pursuant to these earnout provisions, the Company issued an aggregate of 180,541 shares of common stock to such shareholders as additional consideration. These securities were exempt from registration under
Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2002, the Company held its 2002 Annual Meeting of Stockholders (the "Meeting"). As of April 30, 2002, the record date for the Meeting, there were 12,180,722 shares of common stock outstanding and entitled to vote. Represented at the Meeting in person or by proxy were 11,344,732 shares of common stock, representing a quorum.

At the Meeting, Michael Strauss and Nicholas Marfino were elected as directors of the Company to serve for a three-year term expiring at the 2005 Annual Meeting of Stockholders or until their respective successors have been elected and qualified. With respect to the election of Mr. Strauss, there were 9,876,734 votes for and 1,467,998 votes withheld. With respect to the election of Mr. Marfino, there were 10,905,378 votes for and 439,354 votes withheld.

The stockholders of the Company voted upon and ratified the appointment of Deloitte & Touche LLP as the Company's external auditors for the fiscal year ending December 31, 2002. With respect to this matter, there were 11,104,127 votes for, 232,004 votes against and 8,601 abstentions.

At the Meeting, the Company's stockholders voted upon and approved amendments to the 1999 Omnibus Stock Incentive Plan (the "Plan") to increase the number of shares subject to awards granted under the Plan from 1,500,000 to 2,250,000, to increase the maximum number of shares that are available to be granted as incentive stock options under the Plan from 1,500,000 to 2,250,000 and to provide that any awards granted under the Plan to directors and executive officers will be approved by the entire board of directors of the Company or a duly constituted committee thereof, as appropriate. With respect to this matter, there were 6,365,871 votes for, 2,958,558 votes against and 24,893 abstentions.

                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

      Exhibit 99.1      Certification of Chief Executive Officer

      Exhibit 99.2      Certification of Chief Financial Officer

(b)   Reports on Form 8-K.

During the quarter ended June 30, 2002, the Company filed Reports on Form 8-K on each of June 14, 2002 and June 26, 2002.

The Report on Form 8-K filed on June 14, 2002 reported the Company's execution of a stock purchase agreement with Columbia National, Incorporated ("Columbia") under Item 2 of Form 8-K. Pursuant to Item 7 of Form 8-K, the Company also filed: (i) audited consolidated financial statements of Columbia as of and for the years ended December 31, 2001, 2000 and 1999 and related audit reports of Arthur Andersen LLP; (ii) unaudited condensed consolidated balance sheet as of March 31, 2002 and unaudited condensed consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2002 and 2001 of Columbia and review report of Deloitte & Touche LLP on the March 31, 2002 unaudited financial statements; and (iii) pro forma financial information for the year ended December 31, 2001 and as of and for the three-month period ended March 31, 2002.

The Report on Form 8-K filed on June 26, 2002 was filed to correct a typographical error in the Independent Auditors' Report filed with the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and was reported under Item 5 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                                                  (Registrant)


Date:  August 14, 2002                    By:       /s/ Michael Strauss
                                              ---------------------------------
                                                      Michael Strauss
                                              Chairman of the Board, President
                                                and Chief Executive Officer


Date:  August 14, 2002                    By:       /s/ Stephen A. Hozie
                                              ---------------------------------
                                                     Stephen A. Hozie
                                                  Chief Financial Officer