Form 10-Q
period 2002-09-30
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2002-11-12
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

            As of September 30, 2002, 16,448,122 shares of the Registrant's Common Stock, $0.01 par value, were outstanding.

             AMERICAN HOME MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES

                        QUARTER ENDED SEPTEMBER 30, 2002
                                      INDEX

PART I-FINANCIAL INFORMATION

      Item  1.  Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets (unaudited) - September 30, 2002 and December 31, 2001

                Condensed Consolidated Statements of Income (unaudited) - Nine months ended September 30, 2002 and 2001 and Three months ended September 30, 2002 and 2001

                Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 2002 and 2001

                Notes to Condensed Consolidated Financial Statements
                (unaudited)

        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Item 3. Quantitative and Qualitative Disclosures about Market Risk

        Item 4. Controls and Procedures

PART II-OTHER INFORMATION

        Item 2. Changes in Securities and Use of Proceeds

        Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS

                                     ITEM 1.

                   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                                SEPTEMBER 30,           DECEMBER 31,
                                                                                                    2002                    2001
                                                                                               --------------         --------------
ASSETS

Cash and cash equivalents                                                                      $   21,273,540         $   26,392,590
Accounts receivable and servicing advances                                                         20,611,984             18,558,211
Mortgage loans held for sale, net                                                                 948,260,567            419,192,096
Mortgage loans - other                                                                              2,915,876              1,305,902
Real estate owned                                                                                     629,143                438,533
Mortgage servicing rights, net                                                                    104,413,435                 45,551
Premises and equipment, net                                                                        12,868,212              9,072,133
Goodwill                                                                                           51,824,191             16,874,185
Other assets                                                                                       19,038,337              9,245,771
                                                                                               --------------         --------------

TOTAL ASSETS                                                                                   $1,181,835,285         $  501,124,972
                                                                                               ==============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

      Warehouse lines of credit                                                                $  866,724,356         $  351,453,879
      Drafts payable                                                                               10,131,265             35,359,821
      Accrued expenses and other liabilities                                                       44,155,346             15,108,385
      Income taxes payable                                                                         35,633,825             16,994,415
      Notes payable                                                                                77,072,105              3,014,314
                                                                                               --------------         --------------
                Total liabilities                                                               1,033,716,897            421,930,814
                                                                                               --------------         --------------

COMMITMENTS AND CONTINGENCIES                                                                            --                     --

MINORITY INTEREST                                                                                     624,497                577,392

STOCKHOLDERS' EQUITY:
      Preferred stock, $1.00 per share par value, 1,000,000 shares
           authorized, none issued and outstanding                                                       --                     --
      Common stock, $.01 per share par value, 19,000,000
           shares authorized, 16,448,122 and 11,991,200 shares
           issued and outstanding, respectively                                                       164,481                119,912
      Additional paid-in capital                                                                   92,127,456             47,952,517
      Retained earnings                                                                            55,201,954             30,544,337
                                                                                               --------------         --------------
                Total stockholders' equity                                                        147,493,891             78,616,766
                                                                                               --------------         --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     $1,181,835,285         $  501,124,972
                                                                                               ==============         ==============




See Notes to Condensed Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                     2002              2001              2002              2001
                                                                ----------------  ---------------  -----------------  --------------
REVENUES:

      Gain on sale of mortgage loans                           $  74,081,358      $  29,191,606     $ 139,841,229      $  79,828,909
      Interest income - net                                        6,757,174          2,770,316        13,686,295          6,271,962
      Loan servicing fees                                          8,729,784               --          10,298,928               --
      Amortization and impairment                                (16,808,597)              --         (17,656,566)              --
                                                               -------------      -------------     -------------      -------------
          Net loan servicing fees                                 (8,078,813)              --          (7,357,638)              --
      Other                                                          952,619             23,828         1,952,682            296,202
                                                               -------------      -------------     -------------      -------------
          Total revenues                                          73,712,338         31,985,750       148,122,568         86,397,073
                                                               -------------      -------------     -------------      -------------
EXPENSES:

      Salaries, commissions and benefits, net                     34,958,276         13,704,915        67,898,686         39,300,596
      Occupancy and equipment                                      4,737,414          1,959,955        10,524,075          6,082,550
      Marketing and promotion                                      1,860,286          1,742,773         5,412,429          4,685,821
      Data processing and communications                           2,343,031          1,284,008         5,426,622          2,999,038
      Professional fees                                            1,528,000            526,105         3,403,754          1,481,808
      Travel and entertainment                                     1,307,322            433,256         2,905,818          1,119,330
      Other                                                        5,396,792          2,375,054        10,191,137          6,169,002
                                                               -------------      -------------     -------------      -------------
          Total expenses                                          52,131,121         22,026,066       105,762,521         61,838,145
                                                               -------------      -------------     -------------      -------------
INCOME BEFORE INCOME TAXES AND MINORITY
      INTEREST IN INCOME OF CONSOLIDATED
      JOINT VENTURES                                              21,581,217          9,959,684        42,360,047         24,558,928
INCOME TAXES                                                       8,515,362          4,152,480        15,790,364         10,256,652
                                                               -------------      -------------     -------------      -------------
NET INCOME BEFORE MINORITY INTEREST IN
      INCOME OF CONSOLIDATED JOINT VENTURES                       13,065,855          5,807,204        26,569,683         14,302,276
MINORITY INTEREST IN INCOME OF CONSOLIDATED
      JOINT VENTURES                                                 293,801            189,143           593,452            592,638
                                                               -------------      -------------     -------------      -------------

NET INCOME BEFORE CUMULATIVE EFFECT OF
      CHANGE IN ACCOUNTING PRINCIPLE                              12,772,054          5,618,061        25,976,231         13,709,638
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE, NET OF INCOME TAXES                                    --                 --                --            2,142,552
                                                               -------------      -------------     -------------      -------------
NET INCOME                                                     $  12,772,054      $   5,618,061     $  25,976,231      $  15,852,190
                                                               =============      =============     =============      =============

Per share data:
      Basic before cumulative effect of change in
          accounting principle                                 $        0.78      $        0.49     $        1.88      $        1.39
      Basic after cumulative effect of change in
          accounting principle                                 $        0.78      $        0.49     $        1.88      $        1.61

      Diluted before cumulative effect of change in
          accounting principle                                 $        0.76      $        0.47     $        1.83      $        1.33
      Diluted after cumulative effect of change in
          accounting principle                                 $        0.76      $        0.47     $        1.83      $        1.54

Weighted average number of shares - basic                         16,430,377         11,503,116        13,819,174          9,844,552
                                                               =============      =============     =============      =============

Weighted average number of shares - diluted                       16,783,057         12,053,916        14,186,164         10,279,630
                                                               =============      =============     =============      =============


See Notes to Condensed Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                                     2002                 2001
                                                                                              ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                  $    25,976,231    $    15,852,190
     Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
            Depreciation and amortization                                                              2,300,763          1,792,076
            Amortization and impairment of mortgage servicing rights                                  13,889,964              6,463
            Origination of mortgage loans held for sale                                           (7,097,178,173)    (4,847,866,524)
            Proceeds on sale of mortgage loans                                                     6,757,358,802      4,703,288,770
            Increase in income taxes payable                                                             443,812          8,033,707
            Other                                                                                        (48,364)           484,002
            (Increase) decrease in operating assets:
                Accounts receivable                                                                    5,716,074         (8,618,604)
                Derivative assets                                                                     (9,301,844)        (4,716,869)
                Other assets                                                                           2,134,073         (1,130,083)
            Increase (decrease) in operating liabilities:

                Minority interest                                                                         47,105           (199,837)
                Accrued expenses and other liabilities                                                21,677,205          3,724,431
                                                                                                 ---------------    ---------------
                Net cash used in operating activities                                               (276,984,352)      (129,350,278)
                                                                                                 ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchase) sale of real estate owned, net                                                          (190,610)           213,317
     Purchases of premises and equipment, net                                                         (3,469,008)        (2,054,050)
     Acquisition of businesses                                                                       (33,821,634)        (1,777,062)
     Earnouts related to previous acquisitions                                                        (2,200,689)              --
     Increase in mortgage servicing rights                                                           (16,257,848)              --
     Net sales of loans - other                                                                          144,685               --
                                                                                                 ---------------    ---------------
                Net cash used in investing activities                                                (55,795,104)        (3,617,795)
                                                                                                 ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in warehouse lines of credit                                                           335,017,312        110,142,786
     (Decrease) increase in drafts payable                                                           (35,915,497)        13,879,287
     Proceeds from issuance of capital stock                                                          44,120,955         24,191,018
     Dividends paid                                                                                   (1,220,155)          (615,940)
     Decrease in notes payable                                                                       (14,342,209)          (658,125)
                                                                                                 ---------------    ---------------
                Net cash provided by financing activities                                            327,660,406        146,939,026
                                                                                                 ---------------    ---------------

NET (DECREASE) INCREASE IN CASH                                                                       (5,119,050)        13,970,953

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        26,392,590          6,005,392
                                                                                                 ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                         $    21,273,540    $    19,976,345
                                                                                                 ===============    ===============


                                                                                                    FOR THE NINE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                    2002                  2001
                                                                                              ------------------   -----------------
SUPPLEMENTAL DISCLOSURE--CASH PAID FOR:
     Interest                                                                                    $    12,260,357    $     4,007,777
     Taxes                                                                                            15,363,004          3,538,246


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVIITES

Effective June 13, 2002, the Company purchased all the stock of Columbia National, Incorporated in an all cash transaction for $37 million. In conjunction with the acquisition, assets acquired and liabilities assumed were as follows:

Assets:
     Mortgage loans held for sale                                                                                      $189,249,006
     Mortgage servicing rights                                                                                          102,000,000
     Accounts receivable                                                                                                  7,312,201
     Other assets                                                                                                        12,461,956

Liabilities:
     Warehouse lines of credit                                                                                          180,253,165
     Notes payable                                                                                                       88,400,000
     Income taxes payable                                                                                                18,195,598
     Other liabilities                                                                                                   13,154,207


See Notes to Condensed Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of American Home Mortgage Holdings, Inc. ("American Home") and its subsidiaries, American Home Mortgage Corp. ("AHM") and Columbia National, Incorporated ("Columbia") (collectively the "Company"), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2002. Certain prior year balances have been reclassified to conform with current year presentation.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K for the year then ended.

NOTE 2 - EARNINGS PER SHARE

Earnings per share is calculated on both a basic and diluted basis. Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of common stock equivalents.

NOTE 3 - DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which requires the recognition of all derivative financial instruments at fair value and reported as either assets or liabilities in the balance sheet. The accounting for gains and losses associated with changes in the fair value of derivatives are reported in current earnings. If the derivatives are designated as fair value hedges and are highly effective in achieving offsetting changes in the fair value of the asset or liability hedged, the book value of the hedged item is adjusted by its change in fair value attributable to the hedged risk. Under the provisions of SFAS 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must have been established at the inception of the hedge. Those methods must also be consistent with the entity's approach to managing risk. Although the Company continues to hedge its exposures to interest rate changes under the same risk management approach, SFAS 133 may cause an increase or decrease to reported net income in certain periods depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on actual cash flows or the overall economics of the transactions.

As part of the Company's secondary marketing and related hedging activities, mortgage-backed securities are purchased and sold forward, and options are acquired on treasury futures contracts. At September 30, 2002, forward delivery commitments amounted to approximately $1,705 million and options on treasury futures contracts amounted to approximately $100 million. These contracts have a high correlation to the price movement of the loans being hedged.

As part of the Company's mortgage servicing rights hedging program, mortgage-backed securities are purchased with forward settlement dates. At September 30, 2002, forward purchase commitments amounted to $900 million. The contracts have a high correlation to the price movements of the servicing rights being hedged.

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

NOTE 4 - DERIVATIVE ASSETS AND LIABILITIES

The following table summarizes derivative assets and liabilities which are included as a component of other assets:

                                                                                    September 30, 2002           December 31, 2001
                                                                                    ------------------           -----------------
     Interest rate lock commitments ....................................               $ 34,490,299                $     95,966
     Forward delivery contracts ........................................                (20,455,761)                  5,769,510
     Options on treasury futures contracts .............................                    661,719                     161,750
     Forward purchase contracts ........................................                    632,813                        --
                                                                                       ------------                ------------
     Total .............................................................               $ 15,329,070                $  6,027,226
                                                                                       ============                ============

NOTE 5 - MORTGAGE SERVICING RIGHTS
     Mortgage servicing rights
        Balance - June 30, 2002 ....................................................................              $ 105,686,376
        Additions ..................................................................................                 11,769,054
        Amortization ...............................................................................                (11,132,039)
        Change in fair value attributable to hedged risk ...........................................                  4,098,309
                                                                                                                  -------------
        Balance - September 30, 2002 ...............................................................                110,421,700

     Valuation allowance for impairment of mortgage servicing rights
        Balance - June 30, 2002 ....................................................................                       --
        Additions ..................................................................................                 (6,008,265)
                                                                                                                  -------------
        Balance - September 30, 2002 ...............................................................                 (6,008,265)
                                                                                                                  -------------
      Mortgage servicing rights, net ...............................................................              $ 104,413,435
                                                                                                                  =============

NOTE 6 - GOODWILL

On January 1, 2002, the Company adopted Financial Accounting Standards Board Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These Statements make significant changes to the accounting for business combinations, goodwill, and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement was effective for business combinations completed after September 30, 2001.

SFAS 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators of such are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company has reviewed its impairment analysis of recorded goodwill and intangible assets and has concluded that no impairment exists at this time.

NOTE 7- ACQUISITIONS

Effective June 13, 2002, the Company acquired Columbia National ("Columbia"), Incorporated, a Delaware corporation. The shareholders of Columbia received $37 million in cash. Columbia is an independent mortgage lender based in Columbia, Maryland. Columbia engages in the origination, sale and servicing of residential first mortgage loans. Columbia operates 57 loan production offices in 17 states and has 361 primarily commission-compensated loan originators. At June 13, 2002, Columbia had assets of $336 million. This transaction generated goodwill of approximately $25 million.

The following table summarizes the required disclosures of the pro forma combined entity, as if the merger occurred at the beginning of the year for the nine months ended September 30, 2002 and 2001:

                                            Nine months ended September 30,
                                                  2002             2001
                                                  ----             ----
     Revenue ............................     $196,580,347     $171,183,943
     Income before income taxes .........       44,850,159       35,480,857
     Net income .........................       27,469,041       22,364,077
     Earnings per share - basic .........     $       1.67     $       1.58
     Earnings per share - diluted .......     $       1.64     $       1.54

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

NOTE 8- STOCK OFFERING

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

NOTE 9 - NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 147. Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"), addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for transactions between two or more mutual enterprises; this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 are to be applied prospectively to acquisitions of certain financial institutions initiated after October 31, 2002. Management believes that the financial impact of SFAS 147 will not have a material effect on the Company.

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

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The Company is an independent retail mortgage banking company primarily engaged in the business of originating, selling and servicing residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers through its 1,002 primarily commission-compensated loan originators as well as over the Internet and through its broker acceptance program. The Company operates from 131 community loan offices across the country. The Company operates primarily as a mortgage banker, underwriting, funding and then reselling its loan products to more than 45 different buyers. The Company markets its mortgage products over the Internet through its Internet site, MORTGAGESELECT.COM. Mortgage products are originated online through arrangements with a number of popular Web sites and through the Company's own Web site, which was established in 1999. The Company also originates loans through mortgage brokers who work directly with the borrower and submit a fully processed loan application for an underwriting determination.

Effective June 13, 2002, the Company acquired Columbia National, Incorporated ("Columbia") for $37 million in cash and accounted for the acquisition using purchase accounting. Thus, the results of operations may not be comparable to prior periods, as periods prior to the effective date do not include the results of Columbia.

Net income for the third quarter of 2002 was $12.8 million or $0.76 per share on a diluted basis, compared to $5.6 million or $0.47 per share in the third quarter of 2001. Net income for the nine months ended September 30, 2002 was $26.0 million or $1.83 per share on a diluted basis, compared to $13.7 million or $1.33 per share for the nine months ended September 30, 2001, before cumulative effect of change in accounting principle.

Loan originations increased 110.2% in the third quarter of 2002, totaling $3.6 billion (including $900 million attributable to Columbia) compared to $1.7 billion in the 2001 third quarter. Loan originations for the nine months ended September 30, 2002 totaled $7.6 billion (including $1.1 billion attributable to Columbia), compared to $5.1 billon in 2001.

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

MORTGAGE SERVICING RIGHTS - Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes, but generally retains, the requirements of SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes, but generally retains, the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights." All three statements require that entities that acquire servicing assets through either purchase or origination of loans and sells or securitizes those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair values. The adoption of SFAS No. 140 did not have a material impact on the Company's financial statements. The amount attributable to the servicing assets is to be capitalized as servicing assets on the consolidated balance sheets. At September 30, 2002, and December 31, 2001, the Company capitalized $104.4 million (including $101.0 million acquired from Columbia) and $46,000 of mortgage servicing assets, net.

SFAS No. 140 also requires that capitalized servicing assets be assessed for impairment based on the fair value of those assets. The Company estimates fair value of the servicing assets using a discounted cash flow valuation model incorporating prepayment, default, cost to service, interest rate and discount rate assumptions that market participants use for similar instruments. When the book value of capitalized servicing assets exceeds their fair value, impairment is recognized through a valuation allowance. In determining impairment, the mortgage servicing portfolio is stratified into the predominant risk characteristics of the underlying mortgage loans. The Company has determined those risk characteristics to be loan type and interest rate. At September 30, 2002, servicing impairment was $6 million. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company has developed risk management programs and processes designed to manage market risk associated with normal business activities.

Risk Management of the Mortgage Pipeline. The Company's mortgage-committed pipeline includes interest rate lock commitments ("IRLCs") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the Company classifies and accounts for the IRLCs as free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. The Company uses other derivative instruments, including mortgage forward delivery contracts and treasury futures options, to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

Risk Management of Mortgage Loans Held for Sale. The Company's risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company's strategy is to engage in a risk management program involving the use of mortgage forward delivery contracts designated as fair value hedging instruments to hedge 100% of its agency-eligible conforming and non-conforming loans. At the inception of the hedge, the Company formally documents the relationship between the forward delivery contracts and the mortgage inventory as well as its objective and strategy for undertaking the hedge transactions. The notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to the Company. The Company classifies and accounts for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded to current earnings. When the hedges are deemed to be highly effective, the book value of the hedged loans held for sale is adjusted for its change in fair value during the hedge period.

Risk Management of Mortgage Servicing Rights. The Company hedges its exposure to impairment of the mortgage servicing rights by the use of mortgage forward purchase contracts. These derivatives are classified and accounted for as fair value hedges. The mortgage forward purchase contracts are carried at fair value with the changes in their fair value recorded to current earnings. When the hedges are deemed to be highly effective, the book value of the hedged mortgage servicing rights is adjusted for its change in fair value attributable to the hedged risk during the hedge period.

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

GAIN ON SALE OF LOANS - The Company recognizes gain on sale of loans for the difference between the sales price and the adjusted book value of the loans at the time of sale. The adjusted book value of the loans includes the original principal amount plus adjustments related to previously recognized income plus deferrals of fees and points received and direct loan origination costs paid.

LOAN ORIGINATION FEES AND DIRECT ORIGINATION COSTS - The Company records loan fees, discount points and certain direct origination costs as an adjustment of the cost of the loan. These fees and costs are included in gain on sales of loans when the loan is sold.

INTEREST RECOGNITION - The Company accrues interest income as it is earned. Loans are placed on a nonaccrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans are returned to an accrual status when principal and interest become current and are anticipated to be fully collectible. Interest expense is recorded on outstanding lines of credit at a rate based on a spread to the LIBOR.

SERVICING FEES - The Company recognizes servicing fees when the fees are collected.

RESULTS OF OPERATIONS

The following table sets forth information derived from the Company's Condensed Consolidated Statements of Income expressed as a percentage of total revenues:

                                                                                     For the three months       For the nine months
                                                                                     ended September 30,        ended September 30,
                                                                                     -------------------        -------------------
                                                                                     2002           2001         2002         2001
                                                                                     -----         -----        -----         -----
Revenues
Gain on sale of mortgage loans ...............................................       100.5%         91.3%        94.4%         92.4%
Interest income - net ........................................................         9.2           8.6          9.2           7.3

Loan servicing fees ..........................................................        11.8          --            7.0          --
Amortization and impairment ..................................................       (22.8)         --          (11.9)         --
                                                                                     -----         -----        -----         -----
     Net loan servicing fees .................................................       (11.0)         --           (5.0)         --

Other ........................................................................         1.3           0.1          1.3           0.3
                                                                                     -----         -----        -----         -----
Total revenues ...............................................................       100.0         100.0        100.0         100.0
                                                                                     -----         -----        -----         -----

Expenses

Salaries, commissions and benefits, net ......................................        47.4          42.8         45.8          45.5
Occupancy and equipment ......................................................         6.4           6.1          7.1           7.0
Marketing and promotion ......................................................         2.5           5.5          3.7           5.4
Data processing and communications ...........................................         3.2           4.0          3.7           3.5
Professional fees ............................................................         2.1           1.6          2.3           1.7
Travel and entertainment .....................................................         1.8           1.4          2.0           1.3
Other ........................................................................         7.3           7.4          6.9           7.1
                                                                                     -----         -----        -----         -----
Total expenses ...............................................................        70.7          68.8         71.4          71.5
                                                                                     -----         -----        -----         -----
Income before income taxes and minority interest .............................        29.3          31.2         28.6          28.5
Income taxes .................................................................        11.6          13.0         10.7          11.9
Minority interest ............................................................         0.4           0.6          0.4           0.7
                                                                                     -----         -----        -----         -----
Net income before cumulative effect of change
   in Accounting principle ...................................................        17.3          17.6         17.5          15.9
Cumulative effect of change in accounting
   principle .................................................................        --            --           --             2.5
                                                                                     -----         -----        -----         -----
Net income ...................................................................        17.3%         17.6%        17.5%         18.4%
                                                                                     =====         =====        =====         =====

    THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED
                               SEPTEMBER 30, 2001

REVENUES

Revenues for the third quarter of 2002 were $73.7 million compared to $32.0 million in the third quarter of 2001, an increase of 130.5%. The increase was a result of increases in gains on sale of mortgage loans, net interest income and other income, offset by a loss from net loan servicing fees.

Gain on sale of mortgage loans increased by 153.8% to $74.1 million from $29.2 million in the third quarter of 2001, generally as a result of the Columbia acquisition and improved margins. Loans sold in the third quarter of 2002 were $3.1 billion compared to $1.7 billion in the third quarter in 2001 (which amounts include $190.5 million and $111.5 million, respectively, of brokered loans, as opposed to funded loan originations).

Interest income - net increased to $6.8 million from $2.8 million in the third quarter of 2001, an increase of 143.9%. The increase resulted primarily from an increase in loans held for sale, an increase in the Company's effective interest rate spread and the Columbia acquisition.

Loan servicing fees, net was a loss of $8.1 million in the third quarter of 2002. This loss resulted from higher than normal amortization as a result of faster than normal loan repayments and an impairment provision of $6 million due to a reduction in the fair value of servicing rights attributable to an increase in estimated future prepayment speeds.

Other income was $1.0 million for the quarter compared to $24,000 for the third quarter of 2001. Other income primarily consists of title insurance agency revenues.

EXPENSES

Salaries, commissions and benefits increased by 155.1% to $35.0 million for the current quarter from $13.7 million for the 2001 third quarter. The increase was largely due to the inclusion of expenses of Columbia, increased staffing levels and overtime at the Company's corporate headquarters and increased staffing levels at MORTGAGESELECT.COM'S call centers due to increased loan volumes.

Occupancy and equipment costs increased by 141.7% to $4.7 million for the current quarter from $2.0 million in the third quarter of 2001. The increase in costs reflects the inclusion of expenses of the Columbia acquisition, the opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

Marketing and promotion expenses increased by 6.7% to $1.9 million for the current quarter from $1.7 million in the third quarter of 2001. The increase was due to the inclusion of expenses of Columbia.

Data processing and communications increased by 82.5% to $2.3 million from $1.3 million in the third quarter of 2001. The expense increase was a result of the inclusion of expenses of Columbia and opening of new community loan offices.

Professional fees increased 190.4% to $1.5 million for the current quarter from $0.5 million in the third quarter of 2001. The increase was primarily due to the inclusion of expenses of Columbia.

Travel and entertainment expenses increased 201.7% to $1.3 million for the current quarter from $0.4 million in the third quarter of 2001. The increase is due to the inclusion of expenses of Columbia and the addition of new loan originators.

Other expenses increased by 127.2% to $5.4 million, from $2.4 million in the third quarter of 2001. These expenses, which consist generally of office supplies, printing and stationery, office expense and insurance, have increased as a result of the inclusion of expenses of Columbia and the opening of new community loan offices.

     NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2001

REVENUES

Revenues for the nine months of 2002 increased to $148.1 million from $86.4 million for the first nine months of 2001, an increase of 71.4%. The increase was a result of increases in gain on sale of mortgage loans, net interest income and other income, offset by a loss from net loan servicing fees.

For the first nine months of 2002, gain on sale of mortgage loans totaled $139.8 million compared to $79.8 million in 2001, an increase of 75.2%. The increase generally resulted from the Columbia acquisition and an increase in loan sales volume. The Company sold $7.2 billion of loans on a year-to-date basis in 2002 compared to $5.0 billion for the same period in 2001 (which amounts include $452.5 million and $285.6 million, respectively, of brokered loans, as opposed to funded loan originations).

Interest income - net increased by 118.2% to $13.7 million from $6.3 million a year ago. The increase resulted primarily from an increase in loans held for sale, an increase in the Company's effective interest rate spread and the Columbia acquisition.

Loan servicing fees, net was a loss of $7.4 million for the nine months of 2002. This loss resulted from higher than normal amortization as a result of faster than normal loan repayments and an impairment provision of $6 million due to a reduction in the fair value of servicing rights attributable to an increase in estimated future prepayment speeds.

Other income was $2.0 million for the current nine-month period compared to $296,000 in the like period of 2001. Other income primarily consists of title insurance agency revenues.

EXPENSES

Salaries, commissions and benefits amounted to $67.9 million in the current nine month period, compared to $39.3 million in 2001, an increase of 72.8%. The increase was largely due to the inclusion of expenses of Columbia, increased staffing levels and overtime at the Company's corporate headquarters and increased staffing levels at MORTGAGESELECT.COM'S call centers due to increased loan volumes.

Occupancy and equipment costs increased by 73.0% to $10.5 million for the current nine month period from $6.1 million in the like period in 2001. The increase in costs reflects the inclusion of expenses of Columbia, the opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

Marketing and promotion expenses totaled $5.4 million in the current nine month period, compared to $4.7 million in 2001, an increase of 15.5%. The increase was due to increased loan volume and the inclusion of expenses of Columbia.

Data processing and communications increased by 80.9% to $5.4 million in the first nine months of 2002 from $3.0 million in 2001. The expense increase was a result of the inclusion of expenses of Columbia and the opening of new community loan offices.

Professional fees totaled $3.4 million in the current nine-month period, compared to $1.5 million in 2001, an increase of 129.7%. The increase was primarily due to the inclusion of expenses of Columbia.

Travel and entertainment expenses totaled $2.9 million in the current nine-month period, compared to $1.1 million in 2001, an increase of 159.6%. The increase was primarily due to the inclusion of expenses of Columbia and the addition of new loan originators.

Other expenses increased by 65.2% in the current nine month period to $10.2 million from $6.2 million for the same period in 2001. These expenses, which consist generally of office supplies, printing and stationery, office expense and insurance, have increased as a result of the inclusion of expenses of Columbia, the opening of new community loan offices and higher loan production.

LIQUIDITY AND CAPITAL RESOURCES

To originate a mortgage loan, the Company draws against a $290 million pre-purchase facility with UBS Paine Webber ("Paine Webber"), a $300 million facility with CDC IXIS Capital Markets North America Inc. ("CDC"), a $100 million facility with Residential Funding Corporation ("RFC"), a $300 million bank syndicated facility led by RFC and a facility of $75 million with Morgan Stanley Bank ("Morgan Stanley"). These facilities are secured by the mortgages owned by the Company and by certain of its other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of the Company's liabilities to its tangible net worth. At September 30, 2002, the aggregate outstanding balance under the warehouse facilities was $867 million, the aggregate outstanding balance in drafts payable was $10 million and the aggregate maximum amount available for additional borrowings was $185 million.

In addition to the Paine Webber, CDC, RFC, bank syndicate and Morgan Stanley warehouse facilities, the Company has purchase and sale agreements with Paine Webber, Greenwich Capital Financial Products, Inc. and Fannie Mae. Pursuant to these agreements, the Company obtains commitments from the ultimate buyer, which may be a bank, a pension fund or an investment bank, to purchase its loans. These loans are then sold together with the commitment from the ultimate buyer to one of the three institutions above, who subsequently take responsibility for consummating the final transaction. These agreements allow the Company to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facilities. The combined capacity available under the Company's purchase and sale agreements is $221 million.

Included within the $300 million bank syndicated facility, the Company has a working capital sublimit that allows for borrowings up to $25 million. Further, the Company has a term loan facility which allows for borrowings to fluctuate to the lesser of 65% of the market value of mortgage servicing rights or $90 million. At September 30, 2002, the aggregate outstanding balance under the working capital sublimit and the term loan facility was $75 million and the aggregate maximum amount available for additional borrowings was $40 million.

Cash and cash equivalents decreased to $21.3 million at September 30, 2002 from $26.4 million at December 31, 2001. Included in cash and cash equivalents at September 30, 2002 is $3.6 million of cash received in settlement of loans that is restricted to reduce warehouse borrowings.

The Company's primary sources of cash and cash equivalents during the quarter ended September 30, 2002 were as follows:

     o    $335.0 million increase in warehouse lines of credit;

     o    $ 44.1 million proceeds from issuance of capital stock;

     o    $  5.7 million decrease in accounts receivable; and

     o    $ 21.7 million increase in accrued expenses and other liabilities.

The Company's primary uses of cash and cash equivalents during the year ended September 30, 2002 were as follows:

     o    $339.8 million net increase in mortgage loans held for sale;

     o    $ 33.8 million acquisition of businesses;

     o    $ 35.9 million decrease in drafts payable;

     o    $ 16.3 million increase in mortgage servicing rights;

     o    $ 14.3 million decrease in notes payable;

     o    $  2.2 million for earnouts related to previous acquisitions;

     o    $  3.5 million to purchase premises and equipment; and

     o    $  2.1 million increase in other assets.

COMMITMENTS

The Company had the following commitments (excluding derivative financial instruments) at September 30, 2002:

                                                              Less Than                                                   After
                                            Total              1 Year           1 - 3 Years          4 - 5 Years         5 Years
                                            -----              ------           -----------          -----------         -------
Warehouse facilities ...........        $866,724,356        $866,724,356        $       --          $       --          $       --

Operating leases ...............          24,449,701           6,997,233           9,432,936           5,305,142           2,714,390

Notes payable ..................          77,072,105          75,380,320             726,913             180,657             784,215

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

When interest rates decline, fallout may occur as a result of customers withdrawing their applications. In those instances, the Company may be required to purchase loans at current market prices to fulfill existing mandatory loan sale agreements, thereby incurring losses upon sale. The Company uses an interest rate hedging program to manage these risks. Through this program, mortgage-backed securities are purchased and sold forward and options are acquired on treasury futures contracts

The board of directors of the Company establishes thresholds which limit exposure to such risk. An analysis is performed daily to determine the risk exposure under various interest rate scenarios and such risk is managed by executing the program discussed above. All derivatives are obtained for hedging (or other than trading) purposes, and management regularly evaluates the effectiveness of its hedges.

Movements in interest rates also impact the value of mortgage servicing rights. When interest rates decline, the loans underlying the mortgage servicing rights are generally expected to prepay faster which reduces the market value of the mortgage servicing rights. The Company considers the expected increase in loan origination volumes and the resulting additional origination related income as a natural hedge against the expected change in the value of mortgage servicing rights. Additionally, in the third quarter of 2002, the Company utilized mortgage forward purchase contracts to hedge its exposure to falling mortgage interest rates. Lower mortgage rates generally reduce the fair value of the mortgage servicing rights, as higher prepayment speeds are highly correlated with lower levels of mortgage interest rates. The mortgage forward purchase contracts increase in value as mortgage interest rates fall.

The following table summarizes the Company's interest rate sensitive instruments:

                                                                      September 30, 2002                  December 31, 2001
                                                                      ------------------                  -----------------
                                                              Notional Amount      Fair Value      Notional Amount      Fair Value
                                                              ---------------    --------------    ---------------    --------------
Instruments:
Commitments to fund mortgages at agreed-upon rates ........    $1,552,631,330    $   34,490,298     $  554,466,137    $       95,966
Loans held for sale .......................................       743,570,771       760,479,760        335,442,033       339,461,803
Mortgage servicing rights .................................     8,743,520,817       104,413,435          4,555,100            45,551
Forward delivery commitments ..............................     1,705,008,901       (20,455,761)     1,412,999,769         5,769,510
Option contracts to buy securities ........................       100,000,000           661,719        175,000,000           161,750
Forward purchase commitments ..............................       900,000,000           632,813               --                --

A detailed discussion of market risk is provided in the Company's Annual Report on Form 10-K for the period ended December 31, 2001.

                                     ITEM 4.

                             CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this Form 10-Q, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, concluded that its disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                            PART II-OTHER INFORMATION


                                     ITEM 2.

                    CHANGES IN SECURITIES AND USE OF PROCEEDS

The following is a description of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which were sold during the quarter ended September 30, 2002.

The Company acquired First Home Mortgage Corp. ("First Home") on June 30, 2000. In addition to the shares paid to former First Home shareholders as initial consideration, the Company is required to issue unregistered shares of common stock to the former shareholders under the earnout provisions of the merger agreement. On August 29, 2002, pursuant to these earnout provisions, the Company issued an aggregate of 34,996 shares of common stock to such shareholders as additional consideration. These securities were exempt from registration under
Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.


                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

     Exhibit 99.1   Certification of Chief Executive Officer

     Exhibit 99.2   Certification of Chief Financial Officer

(b)  Reports on Form 8-K.

During the quarter ended September 30, 2002, the Company filed a Report on Form 8-K on July 15, 2002. The Report on Form 8-K reported the Company's acquisition of Columbia National, Incorporated, under Item 2 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                      -------------------------------------

                                  (Registrant)


Date:   November 12, 2002             By:              /s/ Michael Strauss
                                          --------------------------------------
                                                        Michael Strauss
                                               Chairman of the Board, President
                                                 and Chief Executive Officer


Date:   November 12, 2002             By:              /s/ Stephen A. Hozie
                                          --------------------------------------
                                                        Stephen A. Hozie
                                                    Chief Financial Officer

CERTIFICATIONS

I, Michael Strauss, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Home Mortgage Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  /s/ Michael Strauss
------------------------
Michael Strauss
Chief Executive Officer
November 12, 2002

CERTIFICATIONS

I, Stephen A. Hozie, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Home Mortgage Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    /s/ Stephen A. Hozie
---------------------------
Stephen A. Hozie
Chief Financial Officer
November 12, 2002