Form 10-K
period 2002-12-31
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2003-03-31
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

     FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       (MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.
                                    OR
      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

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

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                         NAME OF EACH EXCHANGE
        Common Stock, $0.01 par value                    NASDAQ National Market

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

            Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

            The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sale price of its Common Stock on June 28, 2002, on the NASDAQ National Market was $198,411,419.

            As of March 24, 2003, there were 16,773,913 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the registrant's 2003 annual meeting of stockholders, which definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission not later than 120 days from the end of the fiscal year ended December 31, 2002.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

ITEM 1.     BUSINESS.........................................................1

ITEM 2.     PROPERTIES......................................................10

ITEM 3.     LEGAL PROCEEDINGS...............................................10

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............10

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.............................................11

ITEM 6.     SELECTED FINANCIAL DATA.........................................12

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.............................15

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......28

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................28

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.............................28

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............29

ITEM 11.    EXECUTIVE COMPENSATION..........................................29

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS......................29

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................29

ITEM 14     CONTROLS AND PROCEDURES.........................................29

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K........................................................30

SIGNATURES..................................................................31

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

ITEM  1. BUSINESS

            GENERAL

            American Home Mortgage Holdings, Inc. ("American Home" and, together with its wholly-owned subsidiaries, American Home Mortgage Corp. ("AHM") and Columbia National, Incorporated ("Columbia"), the "Company") is an independent retail mortgage banking company primarily engaged in the business of originating, selling and servicing residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers. As of December 31, 2002, the Company made loans from 131 community loan offices across the country as well as over the Internet and through mortgage brokers. The Company operates primarily as a mortgage banker, underwriting, funding and selling its loan products.

            Since its founding in 1988, AHM has increased its origination volume through the expansion of its branch office network and the addition of sales personnel. The Company's loan originations totaled $12.2 billion in 2002.

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

            Since its initial public offering, the Company has grown by acquisition. Major acquisitions are as follows:

            On December 30, 1999, American Home acquired Marina Mortgage Company, Inc. ("Marina"), a California mortgage banking corporation. Marina, a full service retail mortgage lender, initially operated as a wholly-owned subsidiary of American Home and was merged into AHM on December 31, 2001.

            On June 30, 2000, American Home acquired First Home Mortgage Corp. ("First Home"), an Illinois corporation. Prior to the acquisition, First Home was an independent mortgage lender based in metropolitan Chicago.

            On October 31, 2000, the Company acquired four loan origination offices from Roslyn National Mortgage Corporation.

            On March 30, 2001, the Company acquired the Pennsylvania and Maryland loan production offices of ComNet Mortgage Services ("ComNet"), the residential mortgage division of Commonwealth Bank, a subsidiary of Commonwealth Bancorp ("Commonwealth").

            On June 13, 2002, the Company acquired Columbia National, Incorporated, a Delaware corporation ("Columbia") and its captive reinsurance subsidiary, CNI Reinsurance, Ltd. Prior to the acquisition, Columbia was an independent mortgage lender based in Columbia, Maryland. Columbia, which now operates as a wholly-owned subsidiary of American Home, engages in the origination, sale and servicing of residential first mortgage loans. Columbia operates 57 loan production offices in 17 states and has 361 primarily commission-compensated loan originators.

            The Company is currently licensed or authorized to conduct its business in all 50 states and the District of Columbia.

            The Company's Web site is http://www.MortgageSelect.com. Upon request, the Company makes available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. As soon as reasonably practicable after this annual report is filed with the Securities and Exchange Commission, the Company's annual reports on Form 10-K and quarterly reports on Form 10-Q also will be available through the Company's Web site.

            RECENT DEVELOPMENTS

            On February 4, 2003, the Company signed a definitive agreement to acquire the retail lending branches of Principal Residential Mortgage ("Principal"), the mortgage banking subsidiary of the Principal Financial Group. Principal's retail branch network includes 75 mortgage branches located in 21 states and Principal has 212 primarily commission-compensated loan originators. Principal produced approximately $3.4 billion of residential mortgage loans in 2002. Under the terms of the agreement, subject to normal closing conditions, upon consummation of the transaction (which is expected to occur in the first quarter of 2003) the Company will pay Principal $2.4 million for the current application pipeline and the assets of the branch network, and assume related lease obligations.

            In August of 2001, the Company entered into an agreement to acquire Valley Bancorp, Inc. ("Valley Bancorp") and its wholly-owned subsidiary, Valley Bank of Maryland ("Valley Bank"), a federal savings bank located in suburban Baltimore, Maryland, for a combination of cash and stock, subject to certain adjustments. Under the terms of the definitive agreement, the Company will pay
1.25 times Valley Bancorp's book value, or approximately $5.6 million. In response to comments received from the Office of Thrift Supervision (OTS), the Company withdrew its application to the OTS for approval as a thrift holding company and plans to resubmit a new application with a revised business plan that incorporates changes suggested by the OTS. The acquisition agreement between American Home and Valley Bancorp has been extended through June 2003. This transaction is subject to regulatory approval and no assurance can be given that such approval will be obtained or that the acquisition agreement with Valley Bancorp will be further extended if necessary.

            OPERATIONS

            The Company has two segments, the Loan Production Segment and the Loan Servicing Segment. The Loan Production Segment originates loans through the Company's retail and Internet branches and loans sourced through mortgage brokers (the wholesale channel). The Loan Servicing Segment includes investments in mortgage servicing rights as well as servicing operations primarily for other financial institutions. The Loan Servicing Segment was immaterial prior to the acquisition of Columbia in June 2002 and thus the Loan Servicing Segment results are included in the Loan Production Segment results in prior years.

            FINANCIAL INFORMATION REGARDING SEGMENTS

            Financial information regarding the Company's two business segments is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 23 to Consolidated Financial Statements, entitled "Segments and Related Information," and is incorporated herein by reference.

            LOAN PRODUCTION SEGMENT

            Lending to Home Buyers. The Company has focused on making loans to home buyers rather than to home owners seeking to refinance their mortgages. However, because of the historically low interest rates, there was substantial refinancing activity in 2002. In 2002, 38% of the mortgage loans the Company originated were made to home buyers, compared to 62% which were made to home owners seeking refinancing.

            Web Site. The Company's Web site, MortgageSelect.com, provides customers with 24-hour access to its interest rates, online applications and educational resources. Consumers are able to file a pre-approval request, complete a purchase, refinance or home equity application, and check the status of their pending applications online. The Company's Web site also provides mortgage customers with an array of "tools" and content that allow them to track interest rates, assists them in determining how much financing they can afford, explains the home buying process, and otherwise provides answers to frequently asked questions.

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

      BUSINESS CHANNELS AND MARKETS

            The Company's loan production business is organized into the following three channels, each of which focuses on a distinct area of the residential loan market: the retail channel, the Internet channel and the wholesale channel.

            THE RETAIL CHANNEL

            In 2002, the Company's retail channel accounted for approximately 72% of its origination volume. The Company's retail channel has four origination programs: community loan offices; direct-to-consumer advertising; realtor joint ventures; and the Corporate Affinity Program.

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

            In order to attract and retain experienced loan originators, the Company offers a high level of support that includes a broad product line, technical help desk support, flexible extension policies, participation in trade shows, educational seminars, point of sale technology, personalized Web sites and other marketing initiatives and promotional materials.

            Direct to Consumer Advertising. The Company advertises its products in selected local and regional print media. Customer calls generated by advertising are handled by the Company's more experienced loan originators who use the Company's consultative sales approach which includes, for example, discussing with customers financing options, factors affecting interest rates, the impact of borrowing a higher or lower percentage of a home's purchase price and other considerations.

            Realtor Joint Ventures. The Company uses joint ventures with mid-size real estate brokerage firms to expand distribution of its mortgage offerings. Typically, the Company and its joint venture partners each have a 50% interest in the venture. Each venture makes loans, retaining the application and processing fees, points and discounts earned in connection with the mortgages it originates. The venture then sells the mortgage loans to the Company, which in turn resells the loans to institutional buyers.

            Corporate Affinity Program. Under this program, the Company makes loans to employees of large companies and firms who are members of its Corporate Affinity Program. The employees receive special group discounts, service guarantees and other accommodations.

            THE INTERNET CHANNEL

            The Company launched its Internet channel, MortgageSelect.com, in January of 1999. In 2002, the Company's Internet channel accounted for approximately 13% of its loan origination volume. MortgageSelect.com primarily reaches customers by serving as the exclusive or semi-exclusive mortgage provider on other destination Web sites, including aggregators, specialty interest sites and bank sites serviced under private label outsourcing agreements. Customers also reach MortgageSelect.com directly by accessing www.MortgageSelect.com. Internet customers can apply for mortgage loans online, shop for rates, check their loan status, receive e-mail notification when a desired rate becomes available, educate themselves on the loan process, use analytical tools and perform other functions, 24 hours a day, seven days a week.

            The Company currently operates three full service Internet call centers in Kingston, New York, Melville, New York and Laguna Hills, California.

            THE WHOLESALE CHANNEL

            In 2002, the Company's wholesale channel accounted for approximately 15% of its loan origination volume. The wholesale channel accepts loans from mortgage brokers.

            A mortgage broker works directly with the borrower and submits the fully processed loan application to the Company for an underwriting determination. The Company applies its customary underwriting standards to each wholesale-originated mortgage, issues a written commitment and, upon satisfaction of all lending conditions, closes the mortgage. The Company offers mortgage brokers direct access to Fannie Mae's Desktop Underwriter(R), which enables them to give their clients immediate approvals. The Company also offers to these mortgage brokers access to the Company's entire product line, the ability to provide approval within 24 to 48 hours of the Company's receipt of a file, flexible lock-in and extension policies, personalized service, knowledgeable and experienced wholesale account executives and sponsorship of mortgage broker industry events, such as trade shows and educational seminars. The Company services mortgage brokers from three facilities located in Melville, New York, Chicago, Illinois and Norristown, Pennsylvania.

            The Company conducts due diligence on mortgage brokers with whom it considers doing business. The Company's due diligence process includes reviewing the brokers' financial condition, running credit checks on their principals, checking business references and verifying a broker's good standing status with applicable regulators. Once approved, the Company requires that a mortgage broker sign an agreement that governs the mechanics of doing business with the Company and that sets forth the representations and warranties the broker makes to the Company regarding each loan.

            THE COMPANY'S MORTGAGE PRODUCTS

            The Company offers a broad and competitive range of mortgage products that aim to meet the mortgage needs of primarily high-credit-quality borrowers. Its product line includes conventional conforming fixed rate loans, adjustable rate mortgages, government fixed rate loans, jumbo fixed rate loans, non-prime loans, home equity or second mortgage loans, alternate "A" loans, construction loans and bridge loans.

            The following table summarizes information with respect to the most important categories of mortgage loans the Company originated for the years ended December 31, 2002 and 2001:

                        MORTGAGE LOAN ORIGINATION SUMMARY

                                         NUMBER OF                             % OF TOTAL
MORTGAGE TYPE                              LOANS             DOLLAR VOLUME     DOLLAR VOLUME
-------------                            YEAR ENDED           YEAR ENDED        YEAR ENDED
                                        DECEMBER 31,          DECEMBER 31,      DECEMBER 31,
                                        -------------      ----------------    -------------
                                        2002     2001       2002      2001      2002    2001
                                        -----   -----      -----     ------    -----   -----
                                                           ($ in millions)
Conventional Conforming Fixed Rate     43,767  27,850    $7,163.8  $4,569.1     58.7%   58.8%
Adjustable Rate (ARMs)............      7,418   2,987     1,775.5     960.6     14.5    12.4
Government Fixed Rate.............     12,811  10,228     1,739.7   1,368.5     14.2    17.6
Jumbo Fixed Rate..................      2,390   1,709     1,060.5     668.1      8.7     8.6
Non-Prime Loans...................      1,384     577       227.5      79.4      1.9     1.0
Home Equity/Second................      3,903   2,670       143.3      91.7      1.2     1.2
Alternate "A" Loans...............        362      62        71.6      12.7      0.6     0.2
Construction Loans................         27      13         6.5       7.1      0.1     0.1
Bridge Loans......................         60      67         7.1       8.5      0.1     0.1
                                       ------  ------   ---------  --------    -----   -----
     TOTAL........................     72,122  46,163   $12,195.5  $7,765.7    100.0%  100.0%
                                       ======  ======   =========  ========    =====   =====

            Conventional Conforming Fixed Rate Loans. These mortgage loans conform to the underwriting standards established by the Federal National Mortgage Association ("Fannie Mae") or the Federal Home Loan Mortgage Corporation ("Freddie Mac"). This product is limited to high-quality borrowers with good credit records and involves adequate down payments or mortgage insurance.

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

            Government Fixed Rate Loans. These mortgage loans conform to the underwriting standards established the Federal Housing Authority (FHA) or the Veterans Administration (VA). These loans may qualify for insurance from the FHA or guarantees from the VA. The Company has been designated by the U.S. Department of Housing and Urban Development (HUD) as a direct endorser of loans insured by the FHA and as an automatic endorser of loans partially guaranteed by the VA, allowing it to offer FHA or VA mortgages to qualified borrowers. FHA and VA mortgages must be underwritten within specific governmental guidelines, which include borrower income verification, asset verification, borrower creditworthiness, property value and property condition.

            Jumbo Loans. Jumbo loans are considered non-conforming mortgage loans because they have a principal loan amount in excess of the loan limits set by Fannie Mae and Freddie Mac (currently, $322,700 for single-family, one-unit mortgage loans in the continental United States). The Company offers jumbo loans with creative financing features, such as the pledging of security portfolios. Its jumbo loan program is geared to the more financially-sophisticated borrower.

            Non-Prime Mortgage Loans. The non-prime mortgage loan focuses on customers whose borrowing needs are not served by traditional financial institutions. Borrowers of non-prime mortgage loans may have impaired or limited credit profiles, high levels of debt service to income, or other factors that disqualify them for conforming loans. When the Company originates mortgage loans of borrowers with higher credit risk, the Company offsets this risk with higher interest rates than would be charged for its conventional and government loans. Offering this category of mortgage loans on a limited basis allows the Company to provide loan products to borrowers with a variety of credit profiles.

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

            Alternate "A" Loans. Alternate "A" mortgage loans consist primarily of mortgage loans that are first lien mortgage loans made to borrowers whose credit is generally within typical Fannie Mae or Freddie Mac guidelines, but that have loan characteristics that make them non-conforming under these guidelines. From a credit risk standpoint, alternate "A" loan borrowers present a risk profile comparable to that of conforming loan borrowers, but entail special underwriting considerations, such as a higher loan to value ratio or limited income verification.

            Construction Loans. The Company offers a variety of construction loans for owner-occupied, single-family residences. These loans are available on a rollover basis, meaning that the borrower can secure funding for the land purchase and construction of the home, then roll the financing over into a permanent mortgage loan. During the construction period, interest-only payments are made. Withdrawals during the construction period, to cover the costs associated with each stage of completion, are usually made in five to ten disbursements.

            Bridge Loans. The bridge loans that the Company makes are short-term loans and may be used in conjunction with its other loan products. Bridge loans provide a means for a borrower to obtain cash based on the equity of a current home that is on the market but not yet sold and to use that cash to purchase a new home.

            SALE OF LOANS AND SERVICING RIGHTS

            The Company's business strategy is to sell the loans it originates, typically within 45 days of origination. The Company sells its loans to Fannie Mae, Freddie Mac, large national banks, thrifts and smaller banks, securities dealers, real estate investment trusts and other institutional loan buyers. The Company also swaps loans with Fannie Mae and Freddie Mac in exchange for mortgage-backed securities, which the Company then sells.

            Typically, the Company sells loans with limited recourse to it. By doing so, with some exceptions, the Company reduces its exposure to default risk at the time it sells the loan, except that it may be required to repurchase the loan if it breaches the representations or warranties that it makes in connection with the sale of the loan, in the event of an early payment default, or if the loan does not comply with the underwriting standards or other requirements of the ultimate investor.

            The Company sells the loans under agreements that generally do not have a limit as to the value of loans that the Company may sell and establish an ongoing sale program under which these investors and institutions stand ready to buy so long as the loans the Company offers for sale meet their underwriting standards.

            In 2002, the three institutions that bought the most loans from the Company were Wells Fargo Funding, Countrywide Financial Corporation and Fannie Mae, which accounted for 51%, 18% and 11%, respectively, of the Company's total loan sales.

            Generally, the Company sells the servicing rights to its loans at the time it sells those loans. The prices at which the Company is able to sell its mortgage servicing rights vary over time and may be materially adversely affected by a number of factors, including, for example, the general supply of, and demand for, mortgage servicing rights and changes in interest rates.

Recently, the Company has begun to retain the servicing rights on a portion of its loan production. When the Company retains servicing rights, it earns an annual servicing fee.

            LOAN UNDERWRITING

            The Company's primary goal in making a decision whether to extend a loan is whether that loan conforms to the expectations and underwriting standards of the secondary mortgage market. Typically, these standards focus on a potential borrower's credit history (often as summarized by credit scores), income and stability of income, liquid assets and net worth and the value and the condition of the property securing the loan. Whenever possible, the Company uses "artificial intelligence" underwriting systems to determine whether a particular loan meets those standards and expectations. In those cases where artificial intelligence is not available, the Company relies on its credit officer staff to make the determination.

            QUALITY CONTROL

            The Company performs monthly quality control testing on a statistical sample of the loans it originates. The quality control testing includes checks on the accuracy of the borrower's income and assets and the credit report used to make the loan, reviews whether the loan buyer's underwriting standards were properly applied, examines whether the loan complies with government regulations and, for 10% of the loans sampled, reappraises the underlying property. Quality control findings are summarized in monthly reports which the Company uses to identify areas that need corrective action or could use improvement. To date, those reports have not identified any material quality control concerns, although there can be no assurances that the Company will not experience material quality control concerns in the future.

            LOAN SERVICING SEGMENT

            The Company acquired a $8.5 billion servicing portfolio in connection with the acquisition of Columbia. Prior to the acquisition, Columbia serviced on a non-recourse basis substantially all of the mortgage loans that it originated pursuant to contracts with Fannie Mae, Ginnie Mae and Freddie Mac. Currently, the Company sells the majority of its loans on a serviced-released basis, retaining servicing on certain Fannie Mae and Freddie Mac loans. Servicing mortgage loans includes collecting and remitting loan payments, responding to borrower inquires, making property protection and principal and interest advances when required, accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and hazard insurance, making physical inspections of the property, counseling delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. The Company receives an annual fee for servicing mortgage loans, ranging generally from 1/4% to 1/2% of the declining principal balances of the loans. The Company also realizes other revenues generated from its loan servicing activities, such as late charges. Additionally, the Company benefits from administering custodial balances through a reduction in the interest rate paid on warehouse borrowings.

            The following table sets forth certain information regarding the Company's servicing portfolio of single-family mortgage loans serviced for others, for the periods indicated:

                            LOANS SERVICED FOR OTHERS

                                                         YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                           2002          2001
                                                        ---------      -------
Composition of Servicing Portfolio at Period End:           ($ in millions)
Conventional Mortgage Loans..........................   $ 5,111.6      $  23.1
FHA-Insured Mortgage Loans...........................     2,801.5          0.8
VA-Guaranteed Mortgage Loans.........................       628.7            -
                                                        ---------      -------
      Total Servicing Portfolio......................   $ 8,541.8      $  23.9
                                                        =========      =======

Beginning Servicing Portfolio........................   $    23.9      $   7.9
   Acquisition of Columbia...........................     8,453.8            -
   Loans sold with servicing retained................     2,178.8         26.8
   Prepayments and foreclosures......................    (1,957.2)           -
   Amortization......................................      (157.5)       (10.8)
                                                        ---------      -------
Ending Servicing Portfolio...........................   $ 8,541.8      $  23.9
                                                        =========      =======

Delinquent Mortgage Loans and Pending
  Foreclosures at Period End:
      30 days........................................   $   345.0      $   0.7
      60 days........................................        82.6          0.2
      90 days........................................        89.3          0.2
                                                        ---------      -------
           Total delinquencies.......................   $   516.9      $   1.1
                                                        =========      =======
Foreclosures Pending.................................   $   104.4      $     -
                                                        =========      =======

            At December 31, 2002, the Company's servicing portfolio of single-family mortgage loans was stratified by interest rate as follows:

                       TOTAL PORTFOLIO AT DECEMBER 31, 2002
     ---------------------------------------------------------------------------
                                                  WEIGHTED AVERAGE
                     PRINCIPAL BALANCE   PERCENT      MATURITY      MSR BALANCE
     INTEREST RATE     (IN MILLIONS)     OF TOTAL      (YEARS)     (IN MILLIONS)
     -------------     -------------     --------      -------     -------------
     Under 6%            $1,369.7          16.0%         24.2         $  15.0
     6.00-6.99%           2,859.4          33.5%         24.3            32.6
     7.00-7.99%           3,412.6          40.0%         25.4            44.6
     8% and over            900.1          10.5%         23.8            16.8
                          -------         -----                       -------
                         $8,541.8         100.0%         24.6         $ 109.0
                         ========         =====                       =======

            The weighted average interest rate of the single-family mortgage loans in the Company's servicing portfolio as of December 31, 2002 was 6.8%. As of December 31, 2002, 88% of the loans in the servicing portfolio bore interest at fixed rates and 12% bore interest at adjustable rates. The weighted average net service fee of the loans in the portfolio was 0.348% as of December 31, 2002. The weighted average interest rate of the fixed-rate loans in the servicing portfolio was 6.99% as of December 31, 2002.

            GOVERNMENT REGULATION

            The Company's Loan Production and Loan Servicing Segments are subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities and government sponsored enterprises, including, without limitation, HUD, FHA, VA, Fannie Mae, Freddie Mac and Ginnie Mae. These rules and regulations impose obligations and restrictions on the Company's loan origination and credit activities, including, without limitation, the processing, underwriting, making, selling, securitizing and servicing of mortgage loans.

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

            Although the Company believes that it has systems and procedures in place to ensure compliance with these requirements and that it currently is in compliance in all material respects with applicable federal, state and local laws, rules and regulations, there can be no assurance of full compliance with current laws, rules and regulations, that more restrictive laws, rules and regulations will not be adopted in the future, or that existing laws, rules and regulations or the mortgage loan documents with borrowers will not be interpreted in a different or more restrictive manner. The occurrence of any such event could make compliance substantially more difficult or expensive, restrict the Company's ability to originate, purchase, sell or service mortgage loans, further limit or restrict the amount of interest and other fees and charges earned from mortgage loans that the Company originates, purchases or services, expose it to claims by borrowers and administrative enforcement actions, or otherwise materially and adversely affect its business, financial condition and results of operations.

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

            The Company also is performing various mortgage-related operations on the Internet. The Internet, and the laws, rules and regulations related to it, are relatively new and still evolving. As such, there exist many opportunities for the Company's business operations on the Internet to be challenged or to become subject to legislation, any of which may materially and adversely affect its business, financial condition and results of operations.

            INFORMATION SYSTEMS

            The Company's loan production enterprise system controls most aspects of the Company's loan production operations, from the processing of a loan application through the closing of the loan and the sale of the loan to institutional investors. The system also performs checks and balances on many aspects of the Company's operations and supports the Company's marketing efforts. The Company's enterprise system functions on a wide area network that connects all of its branches in "real time." With its wide area network, a transaction at any one of its locations is committed centrally and is therefore immediately available to all personnel at all other locations. An important benefit of the enterprise system is that it aids the Company in controlling its business process. The system assures that the Company's underwriting policies are adhered to, that only loans that are fully approved are disbursed, and that the correct disclosures and loan documents for a borrower are used based upon such borrower's state and loan program. The Company's enterprise system also provides its management with operating reports and other key data. In addition, the Company has developed a proprietary Web site and supporting call center software through the efforts of its in-house computer programming staff.

            The Company's loan servicing system, LSAMS ("Loan Servicing and Accounting Management System"), manages most aspects of the loan servicing function, from loan closing to its ultimate payoff or disposition. The Company has developed enhancements and ancillary systems to further automate this function. Efficiencies have been gained through the use of Interactive Voice Response units that allow customers to ask questions and receive answers 24 hours a day. The Company also utilizes CTI ("Computer-Telephone Integration") to speed the work of customer service agents. The Company's customers are able to utilize the Internet to check on current account information as well as to make monthly payments. FORTRACS, a foreclosure tracking system, has been implemented to streamline the foreclosure process, track bankruptcies, expedite foreclosure claims processing and dispose of real estate owned ("REO") property. The Company's loan servicing system is scalable well beyond its current workload.

            SEASONALITY

            Seasonality affects the Loan Production and Loan Servicing Segments, as loan originations and payoffs are typically at their lowest levels during the first and fourth quarters due to a reduced level of home buying activity during the winter months. Loan originations and payoffs generally increase during the warmer months, beginning in March and continuing through October. As a result, the Company may experience higher earnings in the second and third quarters and lower earnings in the first and fourth quarters from its Loan Production Segment. Conversely, the Company may experience lower earnings in the second and third quarters and higher earnings in the first and fourth quarters from its Loan Servicing Segment.

            COMPETITION

            Mortgage banking is highly competitive. A large number of banks and non-bank mortgage lenders are in the business of originating, selling and servicing mortgage loans. Additionally, there are a number of mortgage brokers that offer mortgage loans. Many of these competitors share a business strategy and capability similar to that of the Company and many of them are larger than the Company, with substantially more capital and greater marketing and technical resources than the Company.

            EMPLOYEES

            The Company recruits, hires and retains individuals with the specific skills that complement its corporate growth and business strategies. As of December 31, 2002, the Company had 2,481 and 57 full time production and servicing employees, respectively, and 47 part time production employees.

                            SPECIAL NOTES OF CAUTION

            REGARDING FORWARD-LOOKING STATEMENTS

            Some of the information in this report may constitute "forward-looking statements" within the meaning of the federal securities laws. Forward-looking statements generally discuss the Company's plans and objectives for future operations. They also include statements containing a projection of revenues, income, capital expenditures, dividends, capital structure or other financial terms. Statements regarding the following are particularly forward-looking in nature:

            o     the Company's strategy;

            o     development of the Company's Internet capabilities;

            o     projected joint ventures or acquisitions; and

            o     projected capital expenditures.

            The forward-looking statements in this report are based on the Company's management's beliefs, assumptions and expectations of its future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties, some of which are not currently known to the Company, that may cause its actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition it expresses or implies in any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Some of the important factors that could cause the Company's actual results, performance or financial condition to differ materially from its expectations are:

            o general volatility of the capital markets and the market price of the Company's common stock;

            o     an increase in interest rates, reducing loan originations;

            o a decrease in interest rates, reducing the value of mortgage servicing rights;

            o changes in the real estate market or the general economy of the markets in which the Company operates;

            o economic, technological or regulatory changes affecting the use of the Internet;

            o the Company's ability to employ and retain qualified employees;

            o changes in government regulations that are applicable to the Company;

            o     changes in tax laws that are applicable to the Company;

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

            When used in this report, the words "plan," "intend," "believe," "anticipate," "estimate," "should," "expect," "objective," "projection," "will," "continue," "forecast," "goal" or similar words are intended to identify forward-looking statements. The Company qualifies any and all of its forward-looking statements entirely by these cautionary factors.

ITEM 2.  PROPERTIES

            The Company's current Executive and Administrative Offices are located at 520 Broadhollow Road, Melville, New York 11747, and consist of approximately 58,200 square feet. The lease covering these premises expires in January of 2009 and the annual rent is $1,140,000. The Company owns an office building in Mt. Prospect, Illinois, which consists of approximately 35,700 square feet. The Company also leases premises in Maryland, which serve as the regional operation center and loan servicing center of Columbia and consist of 60,500 square feet. The lease covering these premises expires in 2003 and the annual rent is approximately $745,000. The Company also leases premises at an additional 131 locations in 25 states, ranging in size from 300 to 45,950 square feet with remaining lease terms ranging from one to seven years. The aggregate annual rent for these locations is approximately $6.9 million.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company did not submit any matter to a vote of its security holders during the fiscal quarter ended December 31, 2002.

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

                                   2002                                      2001
                  -------------------------------------     --------------------------------------
                    1st       2nd       3rd       4th         1st       2nd         3rd      4th
                  -------------------------------------     --------------------------------------
                  Quarter   Quarter   Quarter   Quarter     Quarter   Quarter     Quarter  Quarter
                  -------------------------------------     --------------------------------------
High              $ 16.21   $ 17.90   $ 12.85   $ 11.86      $ 8.13   $ 13.09    $ 18.00   $ 20.87
Low                 11.75     10.87      9.43      8.39        5.13      6.60      10.45     11.87
End of period       15.47     12.46     10.99     11.00        7.50     11.90      10.45     12.07

            As of March 24, 2003, the closing sales price of the Company's common stock, as reported on the NASDAQ National Market, was $10.12.

            The Company began paying a quarterly cash dividend in the amount of $0.03 per share of common stock in April of 2001. The Company paid three such dividends in both 2001 and 2002. On September 19, 2002, the Company increased its quarterly cash dividend to $0.04 per share. The Company paid one such dividend in 2002. On December 19, 2002, the Company declared a fourth quarter dividend of $0.05 payable on January 16, 2003 to shareholders of record as of January 2, 2003. On January 24, 2003, the Company declared a dividend of $0.10 payable on April 17, 2003 to shareholders of record on April 3, 2003.

            As of March 24, 2003, the Company had 26 stockholders of record. The Company believes, based on the number of proxy statements and related materials requested in connection with its annual meeting of stockholders, that there are approximately 2,850 beneficial owners of its common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

            The following table provides certain information as of December 31, 2002 with respect to the Company's equity compensation plan under which equity securities of the Company are authorized for issuance:

                                                                   NUMBER OF
                                                            REMAINING SECURITIES
                                 NUMBER OF       WEIGHTED    FOR FUTURE ISSUANCE
                               SECURITIES TO     AVERAGE        UNDER EQUITY
                               BE ISSUED UPON    EXERCISE    COMPENSATION PLANS
                                EXERCISE OF      PRICE OF        (EXCLUDING
                                OUTSTANDING    OUTSTANDING    SECURITIES IN THE
                                  OPTIONS        OPTIONS        FIRST COLUMN)
                               --------------  -----------  --------------------
  Equity compensation plan
    approved by security
    holders (a)................  1,000,258         $8.17             690,673
  Equity compensation plans
    not approved by security
    holders (b)................         -             -                   -

(a)   Represents the 1999 Omnibus Stock Option Plan.
(b) The Company does not have any equity compensation plan that has not been authorized by its stockholders.

ITEM 6. SELECTED FINANCIAL DATA

            The following selected financial data as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 have been derived from the Company's audited consolidated financial statements, beginning on page F-1 of this report. The selected financial data as of December 31, 1999 and 1998 and for the years ended December 31, 1999 and 1998 have been derived from prior year audited consolidated financial statements. These consolidated financial statements include all adjustments which the Company considers necessary for a fair presentation of its consolidated financial position and results of operations for these periods. You should not assume that the results below indicate results that the Company will achieve in the future. The operating data are derived from unaudited financial information that the Company compiled.

            You should read the information below along with all the other financial information and analysis presented in this report, including the Company's financial statements and related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                         YEAR ENDED DECEMBER 31,
                                                                       ------------------------------------------------------
                                                                           2002         2001       2000      1999      1998
                                                                       -----------    --------   --------   -------   -------
                                                                                 (In thousands, except per share data)
STATEMENT OF INCOME DATA:
Revenues
Gain on sales of mortgage loans ....................................   $   216,595    $118,554   $ 52,731   $21,957   $18,981
Interest income, net ...............................................        23,671       9,098      3,271     1,704       734

Loan servicing fees ................................................        25,139          --         --        --        --
Amortization and impairment of mortgage servicing rights ...........       (36,731)         --         --        --        --
                                                                       -----------    --------   --------   -------   -------
Net loan servicing fees (loss) .....................................       (11,592)         --         --        --        --
                                                                       -----------    --------   --------   -------   -------

Other ..............................................................         4,147         401      2,278     1,201       502
                                                                       -----------    --------   --------   -------   -------
Total revenues .....................................................       232,821     128,053     58,280    24,862    20,217
                                                                       -----------    --------   --------   -------   -------

Expenses
Salaries, commissions and benefits, net ............................       106,895      55,778     27,894    11,611     9,430
Occupancy and equipment ............................................        15,506       8,250      5,584     2,429     1,654
Marketing and promotion ............................................         7,996       6,313      4,058     1,774     1,236
Data processing and communications .................................         7,853       4,442      2,826     1,133       952
Office supplies and expenses .......................................         6,511       4,359      2,150       807       529
Professional fees ..................................................         5,443       2,454      1,612       336       158
Travel and entertainment ...........................................         4,587       1,682        976       335       249
Other ..............................................................         9,577       4,188      3,014     1,100       760
                                                                       -----------    --------   --------   -------   -------
Total expenses .....................................................       164,368      87,466     48,114    19,525    14,968
                                                                       -----------    --------   --------   -------   -------
Income before income taxes and minority interest ...................        68,453      40,587     10,166     5,337     5,249
Income taxes(1) ....................................................        28,075      16,253      4,267     1,441       328
Minority interest ..................................................           893       1,028        508        35        51
                                                                       -----------    --------   --------   -------   -------
Net income before cumulative effect of change in
accounting principle ...............................................        39,485      23,306      5,391     3,861     4,870
Cumulative effect of change in accounting principle,
net of income taxes ................................................            --       2,142         --        --        --
                                                                       -----------    --------   --------   -------   -------
Net income .........................................................   $    39,485    $ 25,448   $  5,391   $ 3,861   $ 4,870
                                                                       ===========    ========   ========   =======   =======

Net income per share:
Basic before cumulative effect of change in accounting principle ...   $      2.72    $   2.25   $   0.63   $  0.69   $  0.97
Basic after cumulative effect of change in accounting principle ....   $      2.72    $   2.45   $   0.63   $  0.69   $  0.97
Diluted before cumulative effect of change in accounting principle .   $      2.65    $   2.14   $   0.63   $  0.69   $  0.97
Diluted after cumulative effect of change in accounting principle ..   $      2.65    $   2.34   $   0.63   $  0.69   $  0.97
Weighted average number of shares outstanding:
Basic ..............................................................        14,509      10,374      8,580     5,595     5,000
Diluted ............................................................        14,891      10,883      8,580     5,603     5,000

BALANCE SHEET DATA:
Cash and cash equivalents ..........................................   $    26,530    $ 26,393   $  6,005   $ 3,414   $ 2,892
Mortgage loans held for sale, net ..................................       811,188     419,351    143,967    65,115    34,667
Total assets .......................................................     1,121,164     501,125    183,532    85,884    42,392
Warehouse lines of credit ..........................................       730,579     351,454    130,484    56,805    34,070
Other liabilities ..................................................       225,965      70,477     25,855    11,056     2,298
Total stockholders' equity .........................................       164,096      78,617     26,612    18,000     5,924

----------
(1) Prior to September 29, 1999, the Company elected to be treated as an S corporation for federal and state income tax purposes. Prior to the Company's election to be treated as an S corporation, all federal taxes were taxable to and paid by the Company's sole shareholder. Income taxes for the year ended December 31, 1998 reflect state income taxes only.

                                                                                             YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------------------
                                                                             2002        2001       2000      1999      1998
                                                                          -------     -------     -------   -------   -------
                                                                                  (In thousands, except per share data)
OPERATING DATA:
   Total mortgage originations (in millions) .........................    $ 12,196    $  7,766    $ 3,043    $1,348    $1,158
      Home purchases..................................................    $  4,662    $  3,326    $ 2,590    $  978    $  749
      Refinancings....................................................    $  7,534    $  4,440    $   452    $  370    $  409
   Number of loans originated.........................................      72,122      46,163     18,923     7,732     6,543
   Loans sold (in millions) ..........................................    $ 12,331    $  7,497    $ 2,967    $1,330    $1,179
   Loan originators at period end.....................................       1,024         551        475       220        76
   Number of branches at period end...................................         131          63         53        28        12

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            GENERAL

            The Company has made forward-looking statements in this annual report on Form 10-K that are subject to risks and uncertainties. Forward-looking statements include information concerning the Company's possible or assumed future results of operations. Also, when the Company has used such words as "believe," "expect," "anticipate," "plan," "could," "intend" or similar expressions, it is making forward-looking statements. You should note that an investment in the Company's securities involves certain risks and uncertainties that could affect its future financial results. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in "Business - Special Notes of Caution" and elsewhere in this annual report on Form 10-K.

            As a mortgage bank, the Company generates revenues through the origination and subsequent resale of funded loans and through the servicing of loans owned by others. These revenues are made up of gain on sale of mortgage loans, net interest income and net servicing fees. Gain on sale of mortgage loans consists of the gain on the sale of mortgage loans, which are sold generally within 45 days of origination. This gain is recognized based on the difference between the selling price of the loans and the carrying value of the mortgage loans sold. Gain on sale of mortgage loans also includes loan-related fees consisting of application, documentation, commitment and processing fees paid by borrowers. Net interest income consists of the difference between interest received by the Company on its mortgage loans held for sale and interest paid by it under its credit facilities. Net servicing fees consists of the difference between loan servicing fees received by the Company and amortization and impairment of mortgage servicing rights.

            The Company's expenses largely consist of:

      o     salaries, commissions and benefits paid to employees;

      o     occupancy and equipment costs;

      o Internet-related expenses, including licensing and participation fees and Internet advertising costs;

      o     marketing, promotion and advertising costs; and

      o     data processing and communication costs.

            A substantial portion of the Company's expenses are variable in nature. Commissions paid to loan originators are 100% variable, while other salaries and benefits fluctuate from quarter to quarter based on the Company's assessment of the appropriate levels of non-loan originator staffing, which correlates to the current level of loan origination volume and the Company's perception of future loan origination volume.

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

            On December 30, 1999, the Company acquired Marina, a residential mortgage lender headquartered in Irvine, California, with offices in California and Arizona. The Company agreed to issue 753,420 shares of its common stock in exchange for the 34,600 outstanding shares of Marina common stock and to pay $2.5 million in cash over five years. The Company issued 201,043 shares on October 15, 2000, and 157,985 shares on January 31, 2001, to the prior Marina shareholders in accordance with the first and second earnout provisions of the merger agreement and the prior shareholders may receive additional consideration over the next four years based on two additional earnout provisions, which are primarily based on derived earnings formulas. The Company issued 180,541 shares on June 6, 2002, in connection with these earnout provisions. The Company accounted for this acquisition as a purchase transaction and generated goodwill of approximately $4.5 million, which was originally to be amortized over 20 years. Marina was merged into AHM, the Company's wholly-owned subsidiary, on December 31, 2001.

            On June 30, 2000, American Home acquired First Home, which was merged into AHM, one of the Company's wholly-owned subsidiaries. The shareholders of First Home received an aggregate of 489,760 shares of American Home's common stock and $3.6 million over a period of two years. In addition, the shareholders of First Home may receive additional consideration consisting of cash and shares of common stock of the Company based on the future results of the financial performance of the First Home division of the Company. During 2002, the Company paid approximately $1.6 million and issued 88,660 shares to the previous shareholders of First Home in connection with the earnout provisions of the acquisition agreement. First Home, now a division of the Company, is a full-service retail lender based in metropolitan Chicago. First Home originates and purchases mortgage loans for sale in the secondary mortgage market.

            On October 31, 2000, American Home acquired four loan origination offices from Roslyn National Mortgage Corporation ("RNMC") for $509,478 and the assumption of certain liabilities, including the assumption of the real property leases for the four acquired branch offices. These branch offices are located in Maryland, Virginia, Connecticut and New York and are full-service retail lending offices.

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

            On June 13, 2002, the Company acquired Columbia. The shareholders of Columbia received $37 million in cash. Prior to the acquisition, Columbia was an independent mortgage lender based in Columbia, Maryland. Columbia, which now operates as a wholly-owned subsidiary of American Home, engages in the origination, sale and servicing of residential first mortgage loans. Columbia operates 57 loan production offices in 17 states and has 361 primarily commission-compensated loan originators.

            In August of 2001, the Company entered into an agreement to acquire Valley Bancorp and its wholly-owned subsidiary, Valley Bank, a federal savings bank located in suburban Baltimore, Maryland, for a combination of cash and stock, subject to certain adjustments. Under the terms of the definitive agreement, the Company will pay 1.25 times Valley Bancorp's book value, or approximately $5.6 million. In response to comments received from the Office of Thrift Supervision (OTS), the Company withdrew its application to the OTS for approval as a thrift holding company and is resubmitting a new application with a revised business plan that incorporates changes suggested by the OTS. The acquisition agreement between American Home and Valley Bancorp has been extended through June 2003. This transaction is subject to regulatory approval. The Company has had substantial discussions with the OTS relating to the Company's application and, although the Company believes that it meets all of the applicable requirements for obtaining the necessary regulatory approval, no assurance can be given that such approval will be obtained on a timely basis or that the acquisition agreement with Valley Bancorp will be further extended, if necessary.

            On February 4, 2003, the Company signed a definitive agreement to acquire the retail lending branches of Principal. Principal's retail branch network includes 75 mortgage branches located in 21 states and Principal has 212 primarily commission-compensated loan originators. Principal produced approximately $3.4 billion of residential mortgage loans in 2002. Under the terms of the agreement, subject to normal closing conditions, upon consummation of the transaction (which is expected to occur in the first quarter of 2003) the Company will pay Principal $2.4 million for the current application pipeline and the assets of the branch network, and assume related lease obligations.

            The Company may, from time to time, engage in other acquisitions. Any acquisition made by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and the amortization of expenses related to other intangible assets. The Company also may experience difficulties in integrating the operations, services, products and personnel of acquired companies or the diversion of management's attention from ongoing business operations.

            CRITICAL ACCOUNTING ESTIMATES

            Financial Reporting Release No. 60, released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting estimates or methods used in the preparation of financial statements.

            MORTGAGE LOANS HELD FOR SALE - Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The mortgages are carried at market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis less an estimate of the costs to complete the loan less the deferral of fees and points received plus the deferral of direct loan origination costs paid. Gains or losses on such sales are recognized at the time legal title transfers to the investor and are based upon the difference between the sales proceeds from the final investor and the adjusted book value of the loan sold.

            MORTGAGE SERVICING RIGHTS - Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes, but generally retains, the requirements of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes, but generally retains, the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights." All three statements require that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair values. The adoption of SFAS No. 140 did not have a material impact on the Company's financial statements. The amount attributable to the servicing assets is to be capitalized as servicing assets on the consolidated balance sheets.

            SFAS No. 140 also requires that capitalized servicing assets be assessed for impairment based on the fair value of those assets. The Company estimates fair value of the servicing assets by obtaining market information from one of the primary mortgage servicing rights brokers. When the book value of capitalized servicing assets exceeds their fair value, impairment is recognized through a valuation allowance. In determining impairment, the mortgage servicing portfolio is stratified by the predominant risk characteristic of the underlying mortgage loans. The Company has determined that the predominant risk characteristic is the interest rate on the underlying loan. The Company measures impairment for each stratum by comparing the estimated fair value to the recorded book value. Temporary impairment is recorded through a valuation allowance and amortization expense in the period of occurrence. In addition, the Company periodically evaluates its mortgage servicing rights for other than temporary impairment to determine if the carrying value before the application of the valuation allowance is recoverable. When the Company determines that a portion of the mortgage servicing rights is not recoverable, the related mortgage servicing rights and the previously established valuation allowance are correspondingly reduced to reflect other than temporary impairment.

            DERIVATIVE FINANCIAL INSTRUMENTS - The Company has developed risk management programs and processes designed to manage market risk associated with normal business activities.

            Risk Management of the Mortgage Pipeline. The Company's mortgage-committed pipeline includes interest rate lock commitments ("IRLCs") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the Company classifies and accounts for the IRLCs as free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs is determined by an estimate of the ultimate gain on sale of the loans net of estimated net costs to originate the loan. The Company uses other derivative instruments, including mortgage forward delivery contracts and treasury futures options, to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

            Risk Management of Mortgage Loans Held for Sale. The Company's risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company's strategy is to engage in a risk management program involving the use of mortgage forward delivery contracts designated as fair value hedging instruments to hedge 100% of its agency-eligible conforming loans and most of its non-conforming loans held for sale. At the inception of the hedge, the Company formally documents the relationship between the forward delivery contracts and the mortgage inventory, as well as its objective and strategy for undertaking the hedge transactions. The notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to the Company. The Company classifies and accounts for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded to current earnings. When the hedges are deemed to be highly effective, the book value of the hedged loans held for sale is adjusted for its change in fair value during the hedge period.

            Risk Management of Mortgage Servicing Rights. The Company from time to time hedges its exposure to impairment of the mortgage servicing rights by the use of mortgage forward purchase contracts. These derivatives are classified and accounted for as fair value hedges. The mortgage forward purchase contracts are carried at fair value with the changes in their fair value recorded to current earnings. When the hedges are deemed to be highly effective, the book value of the hedged mortgage servicing rights is adjusted for its change in fair value attributable to the hedged risk during the hedge period. The Company assesses the effectiveness of the hedge by using statistical analysis to measure the correlation of the changes in the value of the hedge to the changes in the value of the mortgage servicing rights being hedged during the hedge period.

            Termination of Hedging Relationships. The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item. Additionally, the Company may elect to de-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes in their value recorded in earnings.

            GOODWILL - Goodwill represents the excess purchase price over the fair value of net assets stemming from business acquisitions and which were being amortized over their initial estimated lives, generally 20 years. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), effective January 1, 2002 the Company no longer amortizes goodwill, but instead tests for impairment at least annually. The Company will test for impairment more frequently if events or circumstances indicate that an asset may be impaired. In accordance with SFAS 142, the Company tests for impairment by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation includes a forecast of the expected future loan originations and the related revenues and expense. These cash flows are discounted using a rate that is estimated to be a weighted average cost of capital for similar mortgage companies. The Company further tests to ensure that the fair value of all its business units does not exceed its total market capitalization.

            RESULTS OF OPERATIONS

            The following table sets forth, for the periods indicated, the Company's Loan Production Segment's operating results, including percentage of total revenues. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                                YEAR ENDED DECEMBER 31,
LOAN PRODUCTION SEGMENT                                                         (DOLLARS IN MILLIONS)
                                                                     2002             2001              2000
                                                               --------------    --------------    -------------
RESULTS OF OPERATIONS:
Gain on sales of mortgage loans ..........................     $216.6    87.5%   $118.6    92.6%   $52.7    90.5%
Interest income, net .....................................       26.7    10.8       9.1     7.1      3.3     5.6
Other ....................................................        4.2     1.7       0.4     0.3      2.3     3.9
                                                               ------            ------            -----
    Total revenues .......................................      247.5   100.0     128.1   100.0     58.3   100.0
                                                               ------            ------            -----

Salaries, commissions and benefits, net ..................      105.2    42.5      55.8    43.6     27.9    47.9
Occupancy and equipment ..................................       15.3     6.2       8.2     6.4      5.6     9.6
Marketing and promotion ..................................        8.0     3.2       6.3     4.9      4.1     7.0
Data processing and communications .......................        7.8     3.1       4.4     3.5      2.8     4.8
Office supplies and expenses .............................        5.9     2.4       4.4     3.4      2.1     3.7
Professional fees ........................................        5.2     2.1       2.5     1.9      1.6     2.8
Travel and entertainment .................................        4.6     1.9       1.7     1.3      1.0     1.7
Other ....................................................        8.7     3.5       4.2     3.3      3.0     5.1
                                                               ------            ------            -----
    Total expenses .......................................      160.7    64.9      87.5    68.3     48.1    82.6
                                                               ------            ------            -----

Income before income taxes and minority interest in
  income of in consolidated joint ventures ...............       86.8    35.1      40.6    31.7     10.2    17.4
Income taxes .............................................       35.7    14.4      16.3    12.7      4.3     7.3
Minority interest in income of consolidated joint ventures        0.9     0.4       1.0     0.8      0.5     0.8
                                                               ------            ------            -----
Net income before cumulative effect of change in
  accounting principle, as reported ......................     $ 50.2    20.3%   $ 23.3    18.2%   $ 5.4     9.3%
                                                               ======            ======            =====

            The following table sets forth, for the periods indicated, the Company's Loan Servicing Segment's operating results. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                       YEAR ENDED DECEMBER 31,
LOAN SERVICING SEGMENT                                  (DOLLARS IN MILLIONS)
                                                      --------------------------
                                                       2002      2001      2000
                                                      ------   ------     ------
RESULTS OF OPERATIONS:
Loan servicing fees ..............................    $ 19.3   $   --     $   --
Gain on Ginnie Mae early buy-out sales ...........       5.8       --         --
Amortization and impairment of mortgage
  servicing rights................................     (36.7)      --         --
                                                      ------   ------     ------
      Net loan servicing fees (loss) .............     (11.6)      --         --
                                                      ------   ------     ------

Interest expense, net ............................      (3.1)      --         --
                                                      ------   ------     ------
      Total revenues .............................     (14.7)      --         --
                                                      ------   ------     ------

Salaries and benefits, net .......................       1.7       --         --
Office supplies and expenses .....................       0.6       --         --
Occupancy and equipment ..........................       0.2       --         --
Professional fees ................................       0.2       --         --
Data processing and communications ...............       0.1       --         --
Other ............................................       0.8       --         --
                                                      ------   ------     ------
      Total expenses .............................       3.6       --         --
                                                      ------   ------     ------

Loss before income tax benefit ...................     (18.3)      --         --
Income tax benefit ...............................      (7.6)      --         --
                                                      ------   ------     ------
Net loss before cumulative effect of change
in accounting principle, as reported .............    $(10.7)  $   --     $   --
                                                      ======   ======     ======

            YEAR ENDED DECEMBER 31, 2002, COMPARED TO YEAR ENDED DECEMBER 31,
2001

            Loan Production Segment

            Total Revenues. The Loan Production Segment total revenues for the year ended December 31, 2002, were $247.5 million compared to $128.1 million in 2001, an increase of $119.4 million, or 93.3%. The increase was a result of increases in gains on sale of mortgage loans, net interest income and other income.

            Gain on sales of mortgage loans increased to $216.6 million in 2002 from $118.6 million in 2001, an increase of $98.0 million, or 82.7%. In general, the increase was the result of higher originations, sales and pipeline values, as well as improved margins. The higher volumes were a result of lower interest rates which generated higher purchase and refinance volumes from existing locations. Additionally, the increase is attributable to the acquisition of Columbia.

            Interest income, net, increased to $26.7 million in 2002 from $9.1 million in 2001, an increase of $17.6 million, or 193.9%. The increase resulted primarily from an increase in loans held for sale, an increase in the Company's effective interest rate spread and the acquisition of Columbia.

            Other revenue totaled $4.1 million in 2002 compared to $401,000 in 2001. For the year ended December 31, 2002, other income primarily consists of revenue from title services in the amount of $1.9 million and volume incentive bonuses received from loan purchasers totaling approximately $0.8 million. For the year ended December 31, 2001, other income primarily consists of volume incentive bonuses received from loan purchasers totaling approximately $336,000.

            Salaries, Commissions and Benefits. Salaries, commissions and benefits increased to $105.2 million in 2002 from $55.8 million in 2001, an increase of $49.4 million, or 88.6%. The increase was largely due to the inclusion of expenses of Columbia, and increased staffing levels and overtime due to increased loan volumes. As of December 31, 2002, the Company employed 2,528 loan production employees loan production employees compared to 1,325 loan production employees at December 31, 2001.

            Occupancy and Equipment Expenses. Occupancy and equipment expenses increased to $15.3 million in 2002 from $8.2 million in 2001, an increase of $7.1 million, or 85.4%. The increase in costs reflects the inclusion of expenses of Columbia, the opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

            Marketing and Promotion Expenses. Marketing and promotion expenses increased to $8.0 million in 2002 from $6.3 million in 2001, an increase of $1.7 million, or 26.4%. The increase was primarily due to increased loan volume and the inclusion of Columbia expenses.

            Data Processing and Communications. Data processing and communication costs increased to $7.8 million in 2002 from $4.4 million in 2001, an increase of $3.3 million, or 75.3%. The increase was a result of the inclusion of expenses of Columbia and the opening of new community loan offices.

            Office Supplies and Expenses. Office supplies and expenses increased to $5.9 million in 2002 from $4.4 million in 2001, an increase of $1.5 million, or 35.4%. The increase was a result of the inclusion of expenses of Columbia and the opening of new community loan offices.

            Professional Fees. Professional fees increased to $5.2 million in 2002 from $2.5 million in 2001, an increase of $2.7 million, or 111.8%. This increase was primarily due to the inclusion of expenses of Columbia.

            Travel and Entertainment. Travel and entertainment expenses increased to $4.6 million in 2002 from $1.7 million in 2001, an increase of $2.9 million, or 172.3%. This increase was primarily due to the inclusion of expenses of Columbia and the addition of new loan originators.

            Other Expenses. Other expenses increased to $8.7 million in 2002 from $4.2 million in 2001, an increase of $4.6 million, or 108.7%. These expenses, which consist generally of insurance, indemnification and foreclosure costs, outside services, storage and moving expenses and licenses and permits, increased as a result of the inclusion of Columbia, the opening of new community offices and higher loan production.

            Income Taxes. Income taxes increased to $35.7 million in 2002 from $16.3 million in 2001, an increase of $19.4 million, or 119.6%.

          Net Income. Net income, before cumulative effect of change in accounting principle, increased to $50.2 million in 2002 from $23.3 million in 2001, an increase of $26.9 million, or 115.4%. The increase was generally a result of an increase in loan volume, due in large part to a favorable interest rate environment and the inclusion of Columbia for a six-month period.

          Loan Servicing Segment

          The Loan Servicing Segment was immaterial prior to the acquisition of Columbia in June of 2002 and thus the Loan Servicing Segment results are included in the Loan Production Segment results in prior years.

          Total Revenues. The Loan Servicing Segment's total revenues for the year ended December 31, 2002, were a loss of $14.7 million which included a net loan servicing fees loss of $11.6 million and interest expense, net, of $3.1 million.

            Net loan servicing fees was a loss of $11.6 million in 2002. The loan servicing portfolio was acquired as part of the Columbia acquisition in June of 2002. The servicing losses are a result of the reduction in interest rates since the acquisition which resulted in both faster actual prepayments and higher forecasted future prepayments than what were expected at the time of the acquisition. The loss in 2002 primarily resulted from a temporary impairment provision of $10.2 million due to a reduction in the fair value of servicing rights attributable to an increase in estimated future prepayment speeds and $26.4 million amortization as a result of faster than expected loan repayments.

          Total Servicing Segment Expenses. These expenses are associated with the administration of the servicing portfolio acquired through the Columbia acquisition in June 2002.

          Income Tax Benefit. Income tax benefit was $7.6 million in 2002.

          Net Loss. Net loss, before cumulative effect of change in accounting principle, was $10.7 million, which was generally a result of the net servicing fee loss.

          YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

          Loan Production Segment

          Total Revenues. The Company's total revenues for the year ended December 31, 2001, compared to the year ended December 31, 2000, increased to $128.1 million from $58.3 million in 2000, an increase of $69.8 million, or 119.7%, primarily as a result of strong origination growth and the subsequent sale of loans and a generally favorable interest rate environment.

          Gain on sales of mortgage loans increased to $118.6 million in 2001 from $52.7 million in 2000, an increase of $65.8 million, or 124.8%. The increase primarily resulted from an increased loan volume, due in large part to the First Home, ComNet and RNMC acquisitions, and Internet-generated loan closings.

          Interest income, net, increased to $9.1 million in 2001 from $3.3 million in 2000, an increase of $5.8 million, or 178.1%. The improvement resulted primarily from an increase in loans held for sale and an increase in the Company's effective interest rate spread.

          Other revenue totaled $401,000 in 2001 compared to $2.3 million in 2000. Other income primarily consists of volume incentive bonuses received from loan purchasers. The decline was a result of the Company selling loans to loan buyers that offer high prices, but do not offer volume bonuses.

          Salaries, Commissions and Benefits. Salaries, commissions and benefits increased to $55.8 million in 2001 from $27.9 million in 2000, an increase of $27.9 million, or 100.0%. The increase was largely due to the inclusion of a full year of expenses for First Home and the RNMC branches, and the inclusion of the ComNet branches following their acquisition, increased staffing levels and overtime at the Company's corporate headquarters and increased staffing levels at MortgageSelect.com's call centers. As of December 31, 2001, the Company employed 1,325 people compared to 1,006 people at December 31, 2000.

          Occupancy and Equipment Expenses. Occupancy and equipment expenses increased to $8.3 million in 2001 from $5.6 million in 2000, an increase of $2.7 million, or 47.7%. The increase in costs reflects the inclusion of First Home and the RNMC branches for a full year and the acquisition of the ComNet branches, the opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

            Marketing and Promotion Expenses. Marketing and promotion expenses increased to $6.3 million in 2001 from $4.1 million in 2000, an increase of $2.2 million, or 55.6%. Increased advertising expenses in support of retail operations and the Company's MortgageSelect.com Web site accounted for the increase.

            Data Processing and Communications. Data processing and communication costs increased to $4.4 million in 2001 from $2.8 million in 2000, an increase of $1.6 million, or 57.2%. The increase was a result of operating First Home and the RNMC branches for a full year, the acquisition of the ComNet branches, the growth of MortgageSelect.com's call centers and the opening of new community loan offices.

            Office Supplies and Expenses. Office supplies and expenses increased to $4.4 million in 2001 from $2.1 million in 2000, an increase of $2.2 million, or 102.8%. The increase was a result of the growth of MortgageSelect.com's call centers, the inclusion of a full year of expenses for First Home and the RNMC branches, and the inclusion of the ComNet branches following their acquisition, new office openings and higher loan production.

            Professional Fees. Professional fees increased to $2.5 million in 2001 from $1.6 million in 2000, an increase of $0.9 million, or 52.2%. This increase was primarily due to the growth of MortgageSelect.com's call centers, the inclusion of a full year of expenses for First Home and the RNMC branches, and the inclusion of the ComNet branches following their acquisition, new office openings and higher loan production.

            Travel and Entertainment. Travel and entertainment expenses increased to $1.7 million in 2001 from $1.0 million in 2000, an increase of $0.7 million, or 72.3%. This increase was primarily due to the growth of MortgageSelect.com's call centers, the inclusion of a full year of expenses for First Home and the RNMC branches, the inclusion of the ComNet branches following their acquisition, new office openings and higher loan production.

            Other Expenses. Other expenses increased to $4.2 million in 2001 from $3.0 million in 2000, an increase of $1.2 million, or 39.0%. These expenses, which consist generally of insurance, outside services, storage and moving expenses and licenses and permits, have increased as a result of the growth of MortgageSelect.com's call centers, the inclusion of a full year of expenses for First Home and the RNMC branches, the inclusion of the ComNet branches following their acquisition, new office openings and higher loan production.

            Income Taxes. Income taxes increased to $16.3 million in 2001 from $4.3 million in 2000, an increase of $12.0 million, or 280.9%. The increase was primarily due to increased revenue.

            Net Income. Net income, before cumulative effect of change in accounting principle, increased to $23.3 million in 2001 from $5.4 million in 2000, an increase of $17.9 million, or 332.3%. The increase was generally a result of an increase in loan volume, due in large part to a favorable interest rate environment, the inclusion of First Home and the RNMC branches for a full year, the ComNet acquisition and Internet-generated loan closings.

            LIQUIDITY AND CAPITAL RESOURCES

            To originate a mortgage loan, the Company draws against a $450 million pre-purchase facility with UBS Paine Webber ("Paine Webber"), a $450 million bank syndicated facility led by Residential Funding Corporation ("RFC"), a $300 million facility with CDC IXIS Capital Markets North America Inc. ("CDC") and a facility of $75 million with Morgan Stanley Bank ("Morgan Stanley"). These facilities are secured by the mortgages owned by the Company and by certain of its other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of the Company's liabilities to its tangible net worth. At March 24, 2003, the aggregate outstanding balance under the warehouse facilities was $740 million, the aggregate outstanding balance in drafts payable was $29 million and the aggregate maximum amount available for additional borrowings was $535 million.

            The documents governing the Company's warehouse facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require the Company to maintain a minimum ratio of total liabilities to tangible net worth and maintain a minimum level of tangible net worth, liquidity, stockholders' equity and leverage ratios, as well as to comply with applicable regulatory and investor requirements. The facility agreements also contain covenants limiting the ability of the Company's subsidiaries to:

      o     transfer or sell assets;

      o     create liens on the collateral; and

      o     incur additional indebtedness,
without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld. These limits on its subsidiaries may in turn restrict American Home's ability, as the holding company, to pay cash or stock dividends on its stock.

            In addition, under the Company's warehouse facilities, the Company cannot continue to finance a mortgage loan that it holds if:

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

            As of December 31, 2002, the Company's aggregate warehouse facility borrowings were $730.6 million (including $15.1 million of borrowings under a working capital sub-limit) and its outstanding drafts payable were $42.6 million, compared to $351.5 million in borrowings and $35.4 million in drafts payable as of December 31, 2001. At December 31, 2002, its loans held for sale were $811.2 million compared to $419.4 million at December 31, 2001.

            In addition to the Paine Webber, CDC, RFC and Morgan Stanley warehouse facilities, the Company has purchase and sale agreements with Paine Webber, Greenwich Capital Financial Products, Inc. and Fannie Mae. These agreements allow the Company to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facility. The combined capacity available under the Company's purchase and sale agreements is $1.0 billion. Amounts sold and being held under these agreements at December 31, 2002 and 2001 were $801 million and $499 million, respectively. The amount so held under these agreements at March 24, 2003 was $369 million. At March 24, 2003, the maximum combined amount was $459 million. These agreements are not committed facilities and may be terminated at the discretion of the counterparties.

            The Company makes certain representations and warranties under the purchase and sale agreements regarding, among other things, the loans' compliance with laws and regulations, their conformity with the ultimate investors' underwriting standards and the accuracy of information. In the event of a breach of these representations or warranties or in the event of an early payment default, the Company may be required to repurchase the loans and indemnify the investor for damages caused by that breach. The Company has implemented strict procedures to ensure quality control and conformity to underwriting standards and minimize the risk of being required to repurchase loans. In addition, an outside firm performs quality control tests for the Company. Please see "Business--Quality Control." The Company has been required to repurchase loans it has sold from time to time; however, these repurchases have not had a material impact on the Company.

            The Company also has a $75 million term loan facility with a bank syndicate led by RFC which it uses to finance its mortgage servicing rights. The term loan facility expires on May 31, 2003. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At December 31, 2002, borrowings under the Company's term loan were $66.0 million.

            Cash and cash equivalents increased to $26.5 million at December 31, 2002, from $26.4 million at December 31, 2001.

            The Company's primary sources of cash and cash equivalents during the year ended December 31, 2002, were as follows:

      o     $186.1 million increase in warehouse lines of credit;

      o     $ 43.7 million in proceeds from issuance of capital stock; and

      o     $ 19.3 million increase in accrued expenses and other liabilities.

            The Company's primary uses of cash and cash equivalents during the year ended December 31, 2002, were as follows:

      o     $202.6 million net increase in mortgage loans held for sale;

      o     $ 33.5 million for the acquisition of businesses;

      o     $ 25.4 million increase in accounts receivable;

      o     $ 10.4 million decrease in notes payable;

      o $ 4.6 million to purchase furniture and office and computer equipment for new branch offices; and

      o     $ 3.4 million decrease in drafts payable.

            Cash and cash equivalents increased to $26.4 million at December 31, 2001, from $6.0 million at December 31, 2000.

            The Company's primary sources of cash and cash equivalents during the year ended December 31, 2001, were as follows:

      o     $221.0 million increase in warehouse lines of credit;

      o     $ 25.8 million in proceeds from issuance of capital stock;

      o     $ 27.0 million increase in drafts payable; and

      o     $ 6.0 million increase in accrued expenses and other liabilities.

            The Company's primary uses of cash and cash equivalents during the year ended December 31, 2001, were as follows:

      o     $275.2 million net increase in mortgage loans held for sale;

      o     $ 9.6 million increase in accounts receivable;

      o $ 3.6 million to purchase furniture and office and computer equipment for new branch offices;

      o     $ 2.8 million for the acquisition of businesses;

      o     $ 1.4 million increase in prepaid expenses and security deposits;
            and

      o     $ 1.4 million increase in loans held for investment.

            The Company's ability to originate loans depends in large part on its ability to sell these mortgage loans at par or for a premium in the secondary market so that it may generate cash proceeds to repay borrowings under its warehouse facilities. The value of the Company's loans depends on a number of factors, including:

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

            INFLATION

            For the period 1997 to 2002, inflation has been relatively low and the Company believes that inflation has not had a material effect on its results of operations. To the extent inflation increases in the future, interest rates will also likely rise, which would reduce the number of loans the Company originates. Such a reduction would adversely affect the Company's future results of operations.

            COMMITMENTS

            The Company had the following commitments (excluding derivative financial instruments) at December 31, 2002:

                                        LESS THAN                               AFTER
                           TOTAL         1 YEAR       1-3 YEARS    4-5 YEARS   5 YEARS
                           -----         ------       ---------    ---------   -------
Warehouse facilities.. $730,579,171   $730,579,171   $       --   $       --   $     --
Operating leases .....   18,862,780      7,282,136    8,230,963    2,985,406    364,275
Notes payable ........   68,261,518     66,591,271      729,815      180,249    760,183

            RISK MANAGEMENT

            Movements in interest rates can pose a major risk to the Company in either a rising or declining interest rate environment. The Company depends on substantial borrowings to conduct its business. These borrowings are all done at variable interest rate terms which will increase as short term interest rates rise. Additionally, when interest rates rise, loans held for sale and any applications in process with locked-in rates decrease in value. To preserve the value of such loans or applications in process with locked-in rates, agreements are executed for mandatory loan sales to be settled at future dates with fixed prices. These sales take the form of forward sales of mortgage-backed securities.

            When interest rates decline, fallout may occur as a result of customers withdrawing their applications. In those instances, the Company may be required to purchase loans at current market prices to fulfill existing mandatory loan sale agreements, thereby incurring losses upon sale. The Company uses an interest rate hedging program to manage these risks. Through this program, mortgage-backed securities are purchased and sold forward and options are acquired on treasury futures contracts.

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

            Movements in interest rates also impact the value of mortgage servicing rights. When interest rates decline, the loans underlying the mortgage servicing rights are generally expected to prepay faster, which reduces the market value of the mortgage servicing rights. The Company considers the expected increase in loan origination volumes and the resulting additional origination related income as a natural hedge against the expected change in the value of mortgage servicing rights. Additionally, in the third quarter of 2002, the Company utilized mortgage forward purchase contracts to hedge its exposure to falling mortgage interest rates. Lower mortgage rates generally reduce the fair value of the mortgage servicing rights, as increased prepayment speeds are highly correlated with lower levels of mortgage interest rates. The mortgage forward purchase contracts increase in value as mortgage interest rates fall.

            The following tables summarize the Company's interest rate sensitive instruments:

                                                           DECEMBER 31, 2002                DECEMBER 31, 2001
                                                    -------------------------------   ------------------------------
                                                    NOTIONAL AMOUNT      FAIR VALUE   NOTIONAL AMOUNT     FAIR VALUE
                                                    ---------------     -----------   ---------------    -----------
Instruments:
  Commitments to fund mortgages at agreed-upon
    rates.........................................   $1,644,700,515    $ 29,345,406    $  554,466,137   $     95,966
  Loans held for sale ............................      663,544,480     674,249,987       335,442,033    339,461,803
  Mortgage servicing rights ......................    8,541,789,800     109,022,689        23,950,684         45,551
  Forward delivery commitments ...................    1,763,449,868      (9,070,273)    1,412,999,769      5,769,510
  Option contracts to buy securities .............      150,000,000         725,250       175,000,000        161,750

            The following describes the methods and assumptions the Company uses in estimating fair values of the above financial instruments:

            o Fair value estimates are made as of a specific point in time based on estimates using present value or other valuation techniques. These techniques involve uncertainties and are significantly affected by the assumptions used and the judgments made regarding risk characteristics of various financial instruments, discount rates, estimates of future cash flows, future expected loss experience and other factors.

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

            SUBSEQUENT EVENT

            On February 4, 2003, the Company signed a definitive agreement to acquire the retail lending branches of Principal. Principal's retail branch network includes 75 mortgage branches located in 21 states and Principal has 212 primarily commission compensated loan originators. Principal produced approximately $3.4 billion of residential mortgage loans in 2002. Under the terms of the agreement, subject to normal closing conditions, upon consummation of the transaction (which is expected to occur in the first quarter of 2003) the Company will pay Principal $2.4 million for the current application pipeline and the assets of the branch network, and assume related lease obligations.

            NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

            On January 1, 2002, the Company adopted Financial Accounting Standards Board SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These Statements make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This Statement was effective for business combinations completed after September 30, 2001.

            SFAS 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators of such are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. The Company has reviewed its impairment analysis of recorded goodwill and intangible assets and has concluded that no impairment exists as of December 31, 2002.

            In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business segment. SFAS 144 also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. Management believes that the financial impact of SFAS 144 will not have a material effect on the Company.

            In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections" ("SFAS 145"), which updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." SFAS 145 amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. Management believes that the financial impact of SFAS 145 will not have a material effect on the Company.

            In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

            In October 2002, the Financial Accounting Standards Board issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" ("SFAS 147"), which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for transactions between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 are to be applied prospectively to acquisitions of certain financial institutions initiated after October 31, 2002. The implementation of SFAS 147 did not have a material effect on the Company.

            The Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair values based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

            The Financial Accounting Standards Board issued FASB Interpretation
(FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57 "Related Party Disclosures," and SFAS No. 107 "Disclosures about Fair Value of Financial Instruments." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes that the financial impact of FIN No. 45 will not have a material effect on the Company.

            The Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities, a Clarification of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements," which addresses consolidation by business enterprises of variable interest entities when specific characteristics are met. FIN No. 46 clarifies the application of ARB No. 51 to certain entities with equity investors who do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 are effective beginning the third quarter of 2003. Management believes that the implementation of FIN No. 46 will not have a material effect on the Company.

            The Financial Accounting Standards Board is considering a number of mortgage banking industry-related issues concerning the implementation of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The ultimate conclusions reached concerning these issues could result in material changes to the recorded carrying values of the Company's derivative instruments.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The information required to be included in this Item 7A regarding Quantitative and Qualitative Disclosures about Market Risk is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The information required by this Item 8 is incorporated by reference to the Company's Consolidated Financial Statements together with the Notes to Consolidated Financial Statements and Independent Auditors' Report included in this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The Company intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") in connection with the Company's 2003 Annual Meeting of Stockholders, which will involve the election of directors, within 120 days of the end of the year covered by this Form 10-K. Information regarding directors of the Company will appear under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers of the Company will appear under the caption "Executive Officers" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

            Information regarding executive compensation will appear under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            Information to be included under the caption "Securities Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            Information to be included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of this Form 10-K, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Chief Financial Officer and General Counsel, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer, Chief Financial Officer and General Counsel, concluded that its disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation. As part of the Company's ongoing assessment of its internal controls and procedures, several changes have been made to enhance and improve internal controls and procedures, including the controls and procedures related to the recording and reconciliation of intercompany accounts, the reconciliation of the mark-to-market of loans held for sale and the procedures for reconciliation of the split of the mortgage servicing portfolio between loans sold and loans held for sale. No change was made to any of the Company's financial statements reported in its annual and quarterly reports.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   Documents Filed with this Report.

            The following documents are filed as part of this Form 10-K.

            1. Financial Statements

            The information called for by this paragraph is set forth in the Financial Statements and Independent Auditors' Report beginning at page F-1 of this Form 10-K.

            2. Financial Statement Schedules

            None.

            3. Exhibits

            The information called for by this paragraph is contained in the Index to Exhibits of this Form 10-K, which is incorporated herein by reference.

(b)   Reports on Form 8-K.

            During the quarter ended December 31, 2002, the Company did not file any Current Reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, American Home Mortgage Holdings, Inc., a corporation organized and existing under the laws of the State of Delaware, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.


                                                AMERICAN HOME MORTGAGE HOLDINGS,
                                                  INC.


                                                By: /s/ Michael Strauss
                                                    ----------------------------
                                                    Name:  Michael Strauss
                                                    Title: President  & Chief
                                                           Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                Title                       Date
---------                                -----                       ----

/s/ Michael Strauss             Chairman of the Board, President  March 28, 2003
------------------------------  & Chief Executive Officer
Michael Strauss                 (Principal Executive Officer)


/s/ Stephen A. Hozie            Chief Financial Officer           March 28, 2003
------------------------------  (Principal Financial Officer &
Stephen A. Hozie                Chief Accounting Officer)


/s/ John A. Johnston            Director                          March 28, 2003
------------------------------
John A.  Johnston


/s/ Nicholas R. Marfino         Director                          March 28, 2003
------------------------------
Nicholas R. Marfino


/s/ Michael A. McManus, Jr.     Director                          March 28, 2003
------------------------------
Michael A. McManus, Jr.


/s/ C. Cathleen Raffaeli        Director                          March 28, 2003
------------------------------
C.  Cathleen Raffaeli


/s/ Kenneth P. Slosser          Director                          March 28, 2003
------------------------------
Kenneth P. Slosser

CERTIFICATIONS

I, Michael Strauss, certify that:

1. I have reviewed this annual report on Form 10-K of American Home Mortgage Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Michael Strauss
-----------------------
Michael Strauss
Chief Executive Officer
March 28, 2003

CERTIFICATIONS

I, Stephen A. Hozie, certify that:

1. I have reviewed this annual report on Form 10-K of American Home Mortgage Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Stephen A. Hozie
---------------------------------
Stephen A. Hozie
Chief Financial Officer
March 28, 2003

                          INDEX TO FINANCIAL STATEMENTS

AMERICAN HOME MORTGAGE HOLDINGS, INC.

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                          PAGE

INDEPENDENT AUDITORS' REPORT                                              F-1

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002 AND 2001 AND
  FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 2002:

  Consolidated Balance Sheets as of December 31, 2002 and 2001            F-2

  Consolidated Statements of Income for the Years Ended
   December 31, 2002, 2001 and 2000                                       F-3

  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 2002, 2001 and 2000                                       F-4

  Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2002, 2001 and 2000                                       F-5

  Notes to Consolidated Financial Statements                          F-6 - F-38

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of American Home Mortgage Holdings, Inc.

We have audited the accompanying consolidated balance sheets of American Home Mortgage Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Home Mortgage Holdings, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

March 21, 2003

AMERICAN HOME MORTGAGE HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------

                                                                                                       2002               2001
                                                                                                 ----------------   ----------------
ASSETS

Cash and cash equivalents                                                                        $   26,529,978         $ 26,392,590
Accounts receivable and servicing advances                                                           72,562,769           18,558,211
Mortgage loans held for sale - net                                                                  811,187,897          419,351,016
Mortgage loans held for investment - net                                                              1,713,956            1,305,902
Real estate owned                                                                                       629,143              438,533
Mortgage servicing rights - net                                                                     109,022,689               45,551
Premises and equipment - net                                                                         13,001,551            9,072,133
Goodwill                                                                                             50,932,020           16,874,185
Derivative assets                                                                                    30,070,657            5,868,306
Other assets                                                                                          5,513,309            3,218,545
                                                                                                 --------------         ------------

TOTAL ASSETS                                                                                     $1,121,163,969         $501,124,972
                                                                                                 ==============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
 Warehouse lines of credit                                                                       $  730,579,171         $351,453,879
 Notes payable                                                                                       68,261,518            3,014,314
 Drafts payable                                                                                      42,598,578           35,359,821
 Accrued expenses and other liabilities                                                              64,945,109           15,108,385
 Derivative liabilities                                                                               7,204,008                 --
 Income taxes payable                                                                                42,955,532           16,994,415
                                                                                                 --------------         ------------
   Total liabilities                                                                                956,543,916          421,930,814
                                                                                                 --------------         ------------
COMMITMENTS AND CONTINGENCIES (Note 14)

MINORITY INTEREST
                                                                                                        524,029              577,392
STOCKHOLDERS' EQUITY:
 Preferred stock, $1.00 per share, 1,000,000 shares authorized, none
  issued and outstanding                                                                                   --                   --
 Common stock, $.01 per share par value, 19,000,000 shares authorized,
  16,717,459 and 11,991,200 shares issued and outstanding in 2002 and
  2001, respectively                                                                                    167,175              119,912
 Additional paid-in capital                                                                          95,784,696           47,952,517
 Retained earnings                                                                                   68,144,153           30,544,337
                                                                                                 --------------         ------------
    Total stockholders' equity                                                                      164,096,024           78,616,766
                                                                                                 --------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $1,121,163,969         $501,124,972
                                                                                                 ==============         ============

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                        2002               2001             2000
                                                                                   -------------       ------------      -----------
REVENUE
 Gain on sales of mortgage loans                                                   $ 216,594,793       $118,553,988      $52,730,668
 Interest income - net                                                                23,670,722          9,098,292        3,271,064
 Loan servicing fees                                                                  25,139,037                 --               --
 Amortization and impairment                                                         (36,731,453)                --               --
                                                                                   -------------       ------------      -----------
    Net loan servicing fees (loss)                                                   (11,592,416)                --               --

 Other                                                                                 4,147,424            400,685        2,278,321
                                                                                   -------------       ------------      -----------

    Total revenues                                                                   232,820,523        128,052,965       58,280,053
                                                                                   -------------       ------------      -----------
EXPENSES:
 Salaries, commissions and benefits - net                                            106,895,098         55,778,233       27,893,827
 Occupancy and equipment                                                              15,506,095          8,249,806        5,583,648
 Marketing and promotion                                                               7,995,706          6,312,777        4,058,105
 Data processing and communications                                                    7,853,183          4,441,850        2,825,895
 Office supplies and expenses                                                          6,511,227          4,358,765        2,149,704
 Professional fees                                                                     5,442,629          2,453,826        1,612,376
 Travel and entertainment                                                              4,586,962          1,682,471          976,048
 Other                                                                                 9,576,664          4,188,540        3,013,929
                                                                                   -------------       ------------      -----------

    Total expenses                                                                   164,367,564         87,466,268       48,113,532
                                                                                   -------------       ------------      -----------
INCOME BEFORE INCOME TAXES AND MINORITY INTEREST
 IN INCOME OF CONSOLIDATED JOINT VENTURES                                             68,452,959         40,586,697       10,166,521
INCOME TAXES                                                                          28,075,365         16,252,852        4,266,727
                                                                                   -------------       ------------      -----------
INCOME BEFORE MINORITY INTEREST IN INCOME OF
 CONSOLIDATED JOINT VENTURES                                                          40,377,594         24,333,845        5,899,794
MINORITY INTEREST IN INCOME OF CONSOLIDATED
 JOINT VENTURES                                                                          892,541          1,027,912          508,344
                                                                                   -------------       ------------      -----------
NET INCOME BEFORE CUMULATIVE EFFECT OF
 CHANGE IN ACCOUNTING PRINCIPLE                                                       39,485,053         23,305,933        5,391,450
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE, NET OF INCOME TAXES                                                               --          2,142,552               --
                                                                                   -------------       ------------      -----------

NET INCOME                                                                         $  39,485,053       $ 25,448,485      $ 5,391,450
                                                                                   =============       ============      ===========
Per share data:
 Basic before cumulative effect of change in accounting principle                  $        2.72       $       2.25      $      0.63
 Basic after cumulative effect of change in accounting principle                   $        2.72       $       2.45      $      0.63

 Diluted before cumulative effect of change in accounting principle                $        2.65       $       2.14      $      0.63
 Diluted after cumulative effect of change in accounting principle                 $        2.65       $       2.34      $      0.63

Weighted average number of shares - basic                                             14,508,515         10,373,858        8,579,859
Weighted average number of shares - diluted                                           14,891,001         10,883,403        8,579,859


See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                     SHARES                     ADDITIONAL                              TOTAL
                                                   OF COMMON       COMMON         PAID-IN          RETAINED          STOCKHOLDERS'
                                                      STOCK         STOCK         CAPITAL           EARNINGS            EQUITY
                                                   ----------      --------      -----------      ------------       --------------
BALANCE, DECEMBER 31, 1999                           8,253,437      $ 82,534      $17,249,390      $    667,769       $  17,999,693

Net income                                                --            --               --           5,391,450           5,391,450
Issuance of common stock, purchase
 of First Home Mortgage Corp.                          489,804         4,898        2,206,462              --             2,211,360
Issuance of common stock, purchase
 of Marina Mortgage Company, Inc.                      201,043         2,010          968,019              --               970,029
Issuance of common stock,
 Omnibus Stock Plan                                     33,300           333             --                --                   333
Issuance of common stock,
 purchase of Coastline                                   8,000            80           38,920              --                39,000
                                                    ----------      --------      -----------      ------------       -------------

BALANCE, DECEMBER 31, 2000                           8,985,584        89,855       20,462,791         6,059,219          26,611,865

Net income                                                --            --               --          25,448,485          25,448,485
Issuance of common stock, purchase
 of Marina Mortgage Company, Inc.                      157,985         1,580          968,449              --               970,029
Issuance of common stock, Omnibus
 Stock Plan                                            270,515         2,705        1,870,841              --             1,873,546
Tax benefit from stock options
 exercised                                                --            --          1,438,885              --             1,438,885
Issuance of common stock, warrants                     174,916         1,750        1,363,250              --             1,365,000
Issuance of common stock, secondary
 stock offering                                      2,402,200        24,022       21,848,301              --            21,872,323
Dividends paid                                            --            --               --            (963,367)           (963,367)
                                                    ----------      --------      -----------      ------------       -------------
BALANCE, DECEMBER 31, 2001                          11,991,200       119,912       47,952,517        30,544,337          78,616,766

Net income                                                --            --               --          39,485,053          39,485,053
Issuance of common stock, secondary
 stock offering                                      3,700,000        37,000       36,835,695              --            36,872,695
Issuance of common stock,
 underwriter's over allotment                          555,000         5,550        5,602,725              --             5,608,275
Issuance of common stock, earnouts                     269,201         2,692        3,401,353              --             3,404,045
Issuance of common stock, Omnibus
 Stock Plan                                            187,058         1,871        1,306,022              --             1,307,893
Issuance of common stock, warrants                      15,000           150          116,850              --               117,000
Tax benefit from stock options
 exercised                                                --            --            569,534              --               569,534
Dividends paid                                            --            --               --          (1,885,237)         (1,885,237)
                                                    ----------      --------      -----------      ------------       -------------

BALANCE, DECEMBER 31, 2002                          16,717,459      $167,175      $95,784,696      $ 68,144,153       $ 164,096,024
                                                    ==========      ========      ===========      ============       =============

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                             2002                  2001                   2000
                                                                       ----------------       ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $     39,485,053       $    25,448,485       $     5,391,450
Adjustments to reconcile net income to net cash
  used in operating activities:
 Depreciation and amortization                                                3,347,945             2,568,590             1,562,334
 Amortization and impairment of mortgage servicing rights                    24,140,520                 6,463                 1,114
 Provision for loss                                                             250,000               352,463               127,000
 Origination of mortgage loans held for sale                            (11,569,424,977)       (7,328,170,495)       (2,769,766,933)
 Proceeds from sales of mortgage loans                                   11,366,837,102         7,052,945,525         2,694,153,009
 Increase in income taxes payable                                            11,965,519            12,526,011             3,089,916
 Tax benefit received from stock options exercised                              569,534             1,438,885                  --
 Other                                                                          213,404               297,539                  (781)
(Increase) decrease in operating assets:
  Accounts receivable                                                       (25,441,584)           (9,575,758)             (893,109)
  Derivative assets                                                         (24,202,351)           (6,027,226)                 --
  Other assets                                                                1,827,586            (1,383,266)            1,167,511
Increase (decrease) in operating liabilities:
  Minority interest                                                             (53,363)               (4,026)              558,046
  Accrued expenses and other liabilities                                     19,345,936             6,043,130            (5,345,612)
  Derivative liabilities                                                      7,204,008                  --                    --
                                                                       ----------------       ---------------       ---------------

    Net cash used in operating activities                                  (143,935,668)         (243,533,680)          (69,956,055)
                                                                       ----------------       ---------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of real estate owned - net                                           (190,610)              (82,716)             (242,952)
 Net sales (purchases) of loans held for investment                           1,048,241            (1,398,122)              728,342
 Acquisition of businesses, net of cash acquired                            (33,452,124)           (2,771,427)           (2,072,376)
 Earnouts related to previous acquisitions                                   (1,643,633)                 --                    --
 Increase in mortgage servicing rights                                      (31,117,658)              (15,000)               (7,000)
 Purchases of premises and equipment - net                                   (4,649,529)           (3,647,966)           (2,057,712)
                                                                       ----------------       ---------------       ---------------

    Net cash used in investing activities                                   (70,005,313)           (7,915,231)           (3,651,698)
                                                                       ----------------       ---------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in warehouse lines of credit                                      186,072,127           220,970,208            71,030,144
 (Decrease) increase in drafts payable                                       (3,448,184)           27,010,339             4,933,072
 Proceeds from issuance of capital stock                                     43,692,459            25,776,896                  --
 (Decrease) increase in notes payable                                       (10,352,796)             (957,967)              235,912
 Dividends paid                                                              (1,885,237)             (963,367)                 --
                                                                       ----------------       ---------------       ---------------

    Net cash provided by financing activities                               214,078,369           271,836,109            76,199,128
                                                                       ----------------       ---------------       ---------------

NET INCREASE IN CASH                                                            137,388            20,387,198             2,591,375

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 26,392,590             6,005,392             3,414,017
                                                                       ----------------       ---------------       ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 $     26,529,978       $    26,392,590       $     6,005,392
                                                                       ================       ===============       ===============

SUPPLEMENTAL DISCLOSURE - Cash paid for:

 Interest                                                              $     22,360,556       $     6,878,771       $     6,533,695
 Taxes                                                                       15,736,286             3,417,444             1,176,811

See notes to consolidated financial statements.

AMERICAN HOME MORTGAGE HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      OWNERSHIP - American Home Mortgage Holdings, Inc. is a holding company whose principal assets are its investments in its wholly-owned subsidiaries, American Home Mortgage Corp. ("American Home Mortgage") and Columbia National, Incorporated ("Columbia") (collectively referred to herein as "the Company"). Columbia has one active wholly-owned subsidiary, CNI Reinsurance, Ltd.

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

      On June 28, 2001, the Company completed a public stock offering which raised approximately $23.1 million through the sale of 2.4 million shares of Common Stock.

      On June 28, 2002, the Company completed a public stock offering which raised approximately $37.5 million through the sale of 3.7 million shares of Common Stock. On July 3, 2002 the Company completed the sale of an additional 550,000 shares of Common Stock pursuant to the exercise in full of the underwriters' over-allotment option, which raised $5.9 million.

      Certain shares of Common Stock issued in connection with the initial public offering and the acquisitions of Marina Mortgage Company, Inc. ("Marina") and First Home Mortgage Corp. ("First Home") are subject to restrictions as to disposition into the market, ranging from one to four years.

      CONSOLIDATION - Due to the fact that the Company exercises significant influence on the operations of the joint ventures (see Note 16), their balances and operations have been fully consolidated in the accompanying consolidated financial statements and all intercompany accounts and transactions have been eliminated.

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

      RECLASSIFICATIONS - Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

      CASH AND CASH EQUIVALENTS - Cash and cash equivalents include cash on hand, amounts due from banks and overnight deposits.

      MORTGAGE LOANS HELD FOR SALE - Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The mortgages are carried at market value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis less an estimate of the costs to complete the loan less the deferral of fees and points received plus the deferral of direct origination costs.

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

      MORTGAGE SERVICING RIGHTS - Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes, but generally retains, the requirements of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes, but generally retains, the requirements of SFAS No. 122, "Accounting for Mortgage Servicing Rights." All three statements require that entities that acquire servicing assets through either purchase or origination of loans and sell or securitize those loans with servicing assets retained must allocate the total cost of the loans to the servicing assets and the loans (without the servicing assets) based on their relative fair values. The adoption of SFAS No. 140 did not have a material impact on the Company's financial statements.

      SFAS No. 140 also requires that capitalized servicing assets be assessed for impairment based on the fair value of those assets. The Company estimates the fair value of its servicing assets by obtaining market information from one of the primary mortgage servicing rights brokers. When the book value of capitalized servicing assets exceeds their fair value, impairment is recognized through a valuation allowance. In determining impairment, the mortgage servicing portfolio is stratified by the predominant risk characteristic of the underlying mortgage loans. The Company has determined that the predominant risk characteristic is the interest rate on the underlying loans. The Company measures impairment for each stratum by comparing the estimated fair value to the recorded book value. Temporary impairment is recorded through a valuation allowance and amortization expense in the period of occurrence. In addition, the Company periodically evaluates its mortgage servicing rights for other than temporary impairment to determine if the carrying value before the application of the valuation allowance is recoverable. When the Company determines that a portion of the mortgage servicing rights is not recoverable, the related mortgage servicing rights and the previously established valuation allowance are correspondingly reduced to reflect the other than temporary impairment. At December 31, 2002, the temporary servicing impairment valuation allowance was $10.2 million. Servicing assets are amortized in proportion to, and over the period of, estimated net servicing income.

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

      GOODWILL - Goodwill represents the excess purchase price over the fair value of net assets acquired from business acquisitions and which were being amortized over their initial estimated lives, generally 20 years. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") (see Note 20), effective January 1, 2002 the Company no longer amortizes goodwill, but instead tests for impairment at least annually. The Company will test for impairment more frequently if events or circumstances indicate that an asset may be impaired. In accordance with SFAS 142, the Company tests for impairment by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation includes a forecast of the expected future loan originations and the related revenues and expenses. These cash flows are discounted using a rate that is estimated to be a weighted average cost of capital for similar mortgage companies. The Company further tests to ensure that the fair value of all its business units does not exceed its total market capitalization. The Company did not record any impairment charges in connection with the implementation of SFAS 142.

      Summarized below is the pro forma net income for the years ended December 31, 2001 and 2000 as adjusted for the amortization expense no longer recorded in accordance with SFAS 142.

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                       2002              2001             2000
                                                                                  --------------    --------------    --------------
Net income before cumulative effect of change in accounting
 principle as reported                                                            $   39,485,053    $   23,305,933    $    5,391,450
Goodwill amortization, net of taxes                                                         --             833,839           419,400
Adjusted net income before cumulative effect of change in                         --------------    --------------    --------------
 accounting principle                                                             $   39,485,053    $   24,139,772    $    5,810,850
                                                                                  ==============    ==============    ==============
EARNINGS PER SHARE
Basic before cumulative effect of change in accounting principle                  $         2.72    $         2.25    $         0.63
Goodwill amortization, net of taxes                                                         --                0.08              0.05
Adjusted basic before cumulative effect of change in accounting                   --------------    --------------    --------------
 principle                                                                        $         2.72    $         2.33    $         0.68
                                                                                  ==============    ==============    ==============
Diluted before cumulative effect of change in accounting principle                $         2.65    $         2.14    $         0.63
Goodwill amortization, net of taxes                                                         --                0.08              0.05
Adjusted diluted before cumulative effect of change in accounting                 --------------    --------------    --------------
 principle                                                                        $         2.65    $         2.22    $         0.68
                                                                                  ==============    ==============    ==============
Net income after cumulative effect of change in accounting
 principle as reported                                                            $   39,485,053    $   25,448,485    $    5,391,450
Goodwill amortization, net of taxes                                                         --             833,839           419,400
Adjusted net income after cumulative effect of change in                          --------------    --------------    --------------
 accounting principle                                                             $   39,485,053    $   26,282,324    $    5,810,850
                                                                                  ==============    ==============    ==============
EARNINGS PER SHARE
Basic after cumulative effect of change in accounting principle                   $         2.72    $         2.45    $         0.63
Goodwill amortization, net of taxes                                                         --                0.08              0.05
Adjusted basic after cumulative effect of change in accounting                    --------------    --------------    --------------
 principle                                                                        $         2.72    $         2.53    $         0.68
                                                                                  ==============    ==============    ==============
Diluted after cumulative effect of change in accounting principle                 $         2.65    $         2.34    $         0.63
Goodwill amortization, net of taxes                                                         --                0.08              0.05
Adjusted diluted after cumulative effect of change in accounting                  --------------    --------------    --------------
 principle                                                                        $         2.65    $         2.42    $         0.68
                                                                                  ==============    ==============    ==============

    The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows:

       Balance as of December 31, 2001                      $ 16,874,185
       Acquisition of Columbia                                22,010,157
       Earnouts from previous acquisitions                    12,047,678
                                                            ------------
       Balance as of December 31, 2002                      $ 50,932,020
                                                            ============

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

      On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), which requires the recognition of all derivative financial instruments at fair value and reported as either assets or liabilities in the balance sheet. The gains and losses associated with changes in the fair value of derivatives are reported in current earnings. If the derivatives are designated as fair value hedges and are highly effective in achieving offsetting changes in the fair value of the asset or liability hedged, the book value of the hedged item is adjusted by its change in fair value attributable to the hedged risk. Under the provisions of SFAS 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must have been established at the inception of the hedge. Those methods must also be consistent with the entity's approach to managing risk. Although the Company continues to hedge its exposures to interest rate changes under the same risk management approach, SFAS 133 may cause an increase or decrease to reported net income in certain periods depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on actual cash flows or the overall economics of the transactions.

      Risk Management of the Mortgage Pipeline. The Company's mortgage committed pipeline includes interest rate lock commitments ("IRLCs") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of SFAS 133, the Company classifies and accounts for the IRLCs as free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs is determined by an estimate of the ultimate gain on sale of the loans net of estimated net costs to originate the loan. The Company uses other derivative instruments, including mortgage forward delivery contracts and treasury futures options, to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

      Risk Management of Mortgage Loans Held for Sale. The Company's risk management objective for its mortgage loans held for sale is to protect earnings from an unexpected charge due to a decline in value. The Company's strategy is to engage in a risk management program involving the use of mortgage forward delivery contracts designated as fair value hedging instruments to hedge 100% of its agency- eligible conforming loans and most of its non-conforming loans held for sale. At the inception of the hedge, the Company formally documents the relationship between the forward delivery contracts and the mortgage inventory as well as its objective and strategy for undertaking the hedge transactions. The notional amount of the forward delivery contracts, along with the underlying rate and terms of the contracts, are equivalent to the unpaid principal amount of the mortgage inventory being hedged; hence, the forward delivery contracts effectively fix the forward sales price and thereby substantially eliminate interest rate and price risk to the Company. The Company classifies and accounts for these forward delivery contracts as fair value hedges. The derivatives are carried at fair value with the changes in fair value recorded to current earnings. When the hedges are deemed highly effective, the book value of the hedged loans held for sale is adjusted for its change in fair value during the hedge period.

      Risk Management of Mortgage Servicing Rights. From time to time, the Company hedges its exposure to impairment of the mortgage servicing rights by the use of mortgage forward purchase contracts. These derivatives are classified and accounted for as fair value hedges. The mortgage forward purchase contracts are carried at fair value with the changes in their fair value recorded to current earnings. When the hedges are deemed to be highly effective, the book value of the hedged mortgage servicing rights is adjusted for its change in fair value attributable to the hedged risk during the hedge period. The Company assesses the effectiveness of the hedge by using statistical analysis to measure the correlation of the changes in the value of the hedge to the changes in the value of the mortgage servicing rights being hedged during the hedge period.

      Termination of Hedging Relationships. The Company employs a number of risk management monitoring procedures to ensure that the designated hedging relationships are demonstrating, and are expected to continue to demonstrate, a high level of effectiveness. Hedge accounting is discontinued on a prospective basis if it is determined that the hedging relationship is no longer highly effective or expected to be highly effective in offsetting changes in fair value of the hedged item. Additionally, the Company may elect to de-designate a hedge relationship during an interim period and re-designate upon the rebalancing of a hedge profile and the corresponding hedge relationship. When hedge accounting is discontinued, the Company continues to carry the derivative instruments at fair value with changes in their value recorded in earnings.

      GAIN ON SALE OF LOANS - The Company recognizes gain on sale of loans for the difference between the sales price and the adjusted book value of the loans at the time of sale. The adjusted book value of the loans includes the original principal amount plus adjustments related to previously recognized income plus deferrals of fees and points received and direct loan origination costs paid.

      LOAN ORIGINATION FEES AND DIRECT ORIGINATION COSTS - The Company records loan fees, discount points and certain direct origination costs as an adjustment of the cost of the loan and such amounts are included in gain on sales of loans when the loan is sold. Accordingly, salaries, compensation and benefits have been reduced by approximately $57,490,000, $44,235,000 and $16,732,000 due to direct loan origination costs, including commission costs, incurred for the years ended December 31, 2002, 2001 and 2000, respectively.

      INTEREST RECOGNITION - The Company accrues interest income as it is earned. Loans are placed on a nonaccrual status when any portion of the principal or interest is 90 days past due or earlier when concern exists as to the ultimate collectibility of principal or interest. Loans return to accrual status when principal and interest become current and are anticipated to be fully collectible. Interest expense is recorded on outstanding lines of credit at a rate based on a spread to the LIBOR. Interest expense has been netted with interest income within the consolidated statements of income in the amounts of $33,809,920, $36,396,081 and $7,469,603, for the years ended December 31, 2002, 2001 and 2000, respectively.

      SERVICING FEES - The Company recognizes servicing fees when the fees are collected.

      MARKETING AND PROMOTION - The Company charges the costs of marketing, promotion and advertising to expense in the period incurred.

      INCOME TAXES - The Company accounts for income taxes pursuant to the asset and liability method prescribed by SFAS 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amount of assets and liabilities and their respective tax basis.

      STOCK OPTION PLANS - The Company has elected to account for its stock option plan using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value based method, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," had been applied.

      EARNINGS PER SHARE - Basic earnings per share excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of shares of Common Stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the Company.

      CASH FLOWS - Cash and cash equivalents are demand deposits and short-term investments with a maturity of 90 days or less. The supplemental information for the cash flow statement for the Company's noncash investing and financing activities are as follows:

      During 2002, the Company issued 269,201 shares of Common Stock in earnouts relating to previous acquisitions (see Note 22).

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

      The Company purchased all of the stock of Columbia and First Home during 2002 and 2000, respectively. In conjunction with the acquisitions, liabilities were assumed as follows:

                                                 2002               2000
                                            ---------------    --------------

      Fair value of assets acquired         $   311,023,163    $    2,877,477
      Goodwill                                   22,010,157        15,640,733
      Stock issued                                     --           2,211,360
      Cash paid                                  37,000,000         3,075,000
                                            ---------------    --------------
        Liabilities assumed                 $   296,033,320    $   13,231,850
                                            ===============    ==============

2.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following as of December 31:

                                                       2002              2001
                                                   -----------       -----------
Investor receivables                               $21,984,944       $13,143,040
Ginnie Mae repurchase provision(1)                  20,793,172              --
Mortgage payments receivable                        12,741,136         3,973,252
Tax and insurance advances                           9,213,408              --
Sundry receivables                                   5,105,809         1,058,394
Due from related parties                             1,583,469           368,950
Accrued interest                                     1,140,831            14,575
                                                   -----------       -----------
Accounts receivable                                $72,562,769       $18,558,211
                                                   ===========       ===========

      (1) The Company makes advances to the Government National Mortgage Association ("Ginnie Mae") mortgage pools that are guaranteed by the Federal Housing Administration ("FHA") or by the Department of Veterans Affairs ("VA"). These advances are made to buy out government agency-guaranteed delinquent loans, according to the Company's sale and servicing agreements. The Company undertakes the collection efforts and foreclosure process on behalf of FHA and VA, and is reimbursed for substantially all costs incurred after the foreclosure process is complete.

      Ginnie Mae pool buyouts represent securitized assets that are eligible to be repurchased according to the terms of the sale and servicing agreements. At December 31, 2002, the Company had an asset and offsetting liability of $20,793,172, to reflect the fair value of all contracts sold after March 31, 2001 that are eligible to be repurchased. The offsetting liability is reflected in the accrued expenses and other liabilities line of the consolidated balance sheet.

3.    MORTGAGE LOANS HELD FOR SALE - NET

      Mortgage loans held for sale consist of the following as of December 31:

                                                      2002              2001
                                                 -------------      ------------
Mortgage loans held for sale                     $ 798,896,859      $411,856,621
Deferred origination costs - net                    14,157,302         7,335,475
Forward delivery contracts                          (1,866,264)          158,920
                                                 -------------      ------------
Mortgage loans held for sale - net               $ 811,187,897      $419,351,016
                                                 =============      ============

4.    MORTGAGE LOANS HELD FOR INVESTMENT - NET

      Mortgage loans held for investment consist of the following as of December 31:

                                                       2002             2001
                                                   -----------      -----------
Mortgage loans held for investment                 $ 2,037,907      $ 1,546,152
Less allowance for loss                               (323,951)        (240,250)
                                                   -----------      -----------
Mortgage loans held for investment - net           $ 1,713,956      $ 1,305,902
                                                   ===========      ===========

      The activity in the allowance for loss was as follows:

                                           2002           2001           2000
                                        ---------      ---------      ---------
Balance, beginning of year              $ 240,250      $ 150,411      $ 121,911

Provision                                 250,000        352,463        127,000
Charge-offs                              (166,299)      (262,624)       (98,500)
                                        ---------      ---------      ---------
Balance, end of year                    $ 323,951      $ 240,250      $ 150,411
                                        =========      =========      =========

5.    MORTGAGE SERVICING RIGHTS - NET

      The Company recognizes mortgage servicing rights (MSRs) as an asset separate from the underlying originated mortgage loans. Upon sale of a loan, the Company measures the retained MSRs by allocating the total cost of originating a mortgage loan between the loan and the servicing right based on their estimated fair values. MSRs are carried at the lower of cost, less accumulated amortization, or fair value. MSRs are amortized in proportion to and over the period of estimated future net servicing income.

      The estimated fair value of MSRs is determined by obtaining a market valuation from one of the primary MSR brokers. To determine the market value of MSRs, the MSR broker uses a valuation model which incorporates assumptions relating to the estimate of the cost of servicing per loan, a discount rate, a float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates that market participants use for similar servicing rights. For purposes of performing the impairment analysis of MSRs at December 31, 2002, the MSR broker estimated the market value at December 31, 2002 using the following assumptions: weighted average prepayment speed of 620 PSA (Public Securities Association prepayment speed measurement); weighted average discount rate of 10.13%; and weighted average default rate of 9.00%. The Company records a valuation allowance where estimated fair value is below the carrying amount of individual stratifications, even though the overall fair value of the servicing assets may exceed amortized cost.

      MSR activity for the year ended December 31, 2002 was as follows:

                                    MORTGAGE
                                    SERVICING      IMPAIRMENT
                                     RIGHTS         ALLOWANCE         TOTAL
                                 -------------    ------------    -------------
Balance, December 31, 2001       $      45,551    $       --      $      45,551
Acquisition of Columbia            102,000,000            --        102,000,000
Additions                           31,117,658            --         31,117,658
Amortization                       (26,398,915)           --        (26,398,915)
Impairment provision                      --       (10,201,661)     (10,201,661)
Change in fair value
  attributable to hedged
  risk during the hedge period      12,460,056            --         12,460,056
                                                                           --
                                 -------------    ------------    -------------
Balance, December 31, 2002       $ 119,224,350    $(10,201,661)   $ 109,022,689
                                 =============    ============    =============

Aggregate Amortization Expense
  Year ended December 31, 2002                                       $26,398,915

Estimated Amortization Expense
  Year ended December 31, 2003                                        29,672,478
  Year ended December 31, 2004                                        18,812,686
  Year ended December 31, 2005                                        13,111,470
  Year ended December 31, 2006                                         9,727,148
  Year ended December 31, 2007                                         7,464,147

      The table below illustrates hypothetical fair values of the Company's MSRs at December 31, 2002 caused by assumed immediate adverse changes to the key assumptions used by the Company to determine fair value (dollars in thousands):

Fair value of MSRs at December 31, 2002                                 $109,023

Prepayment speed:
      Fair value after impact of 10% change                              105,555
      Fair value after impact of 20% change                              102,508

Discount rate:
      Fair value after impact of 10% change                              108,144
      Fair value after impact of 20% change                              107,321

Default rate:
      Fair value after impact of 10% change                              108,926
      Fair value after impact of 20% change                              108,812

      These sensitivities are hypothetical, are presented for illustrative purposes only, and should be used with caution.

6.    PREMISES AND EQUIPMENT - NET

      Premises and equipment consist of the following as of December 31:

                                                        2002           2001
                                                   ------------    ------------
Office equipment                                   $ 12,818,695    $  8,386,371
Furniture and fixtures                                5,629,792       3,563,640
Building                                              1,850,000       1,850,000
Leasehold improvements                                1,253,446         493,801
                                                   ------------    ------------
Gross premises and equipment                         21,551,933      14,293,812
Less accumulated depreciation and amortization       (8,550,382)     (5,221,679)
                                                   ------------    ------------
Premises and equipment - net                       $ 13,001,551    $  9,072,133
                                                   ============    ============

      Depreciation and amortization expense for the years ended December 31, 2002, 2001 and 2000 was $3,347,945, $1,728,287 and $1,065,364,
      respectively.

7.    DERIVATIVE ASSETS AND LIABILITIES

      The following table summarizes derivative assets and liabilities as of December 31, 2002 and 2001.

                                                             DECEMBER 31,
                                                   -----------------------------
                                                        2002             2001
                                                   ------------       ----------
DERIVATIVE ASSETS
Interest rate lock commitments                     $ 29,345,407       $   95,966
Options on treasury future contracts                    725,250          161,750
Forward delivery contracts -
  Loan commitments                                         --          5,610,590
Forward delivery contracts -
  Loans held for sale (1)                                  --            158,920
                                                   ------------       ----------
Total Derivative Assets                            $ 30,070,657       $6,027,226
                                                   ============       ==========
DERIVATIVE LIABILITIES
Forward delivery contracts -
  Loan commitments                                 $ (7,204,008)      $     --
Forward delivery contracts -
  Loans held for sale(1)                             (1,866,264)            --
                                                   ------------       ----------
Total Derivative Liabilities                       $ (9,070,272)      $     --
                                                   ============       ==========

(1) This amount is included in loans held for sale (see Note 3).

8.    WAREHOUSE FACILITIES

      As of December 31, 2002, American Home Mortgage and Columbia have a committed bank syndicated facility led by Residential Funding Corporation ("RFC") and a pre-purchase facility with UBS Paine Webber ("Paine Webber"). American Home Mortgage also has committed facilities with CDC IXIS Capital Markets North America Inc. ("CDC") and Morgan Stanley Bank ("Morgan Stanley"). The RFC facility is for $450 million, the Paine Webber facility is for $450 million, CDC facility is for $300 million and the

      Morgan Stanley facility is for $75 million. The interest rate on outstanding balances fluctuates daily based on a spread to the LIBOR and interest is paid monthly.

      On December 31, 2002, a committed facility between American Home Mortgage and Residential Funding Corporation was not renewed in connection with American Home and Columbia's borrowings from RFC being consolidated into one facility. Residential Funding Corporation extended the line for an additional 60 days to allow the loans remaining to settle.

      The lines of credit are secured by mortgage loans and all other assets of American Home Mortgage. The lines contain various covenants pertaining to maintenance of net worth and working capital and certain restrictions on dividends to shareholders. At December 31, 2002, American Home Mortgage was in compliance with the loan covenants.

      Included within the RFC line of credit, American Home Mortgage and Columbia have a working capital sub-limit that allows for borrowings up to $25 million at a rate based on a spread to the LIBOR that may be adjusted for earnings on escrow balances on deposit at creditors' banks. As of December 31, 2002, borrowings under the working capital line of credit were $15,100,000.

      Warehouse lines of credit consist of the following as of December 31, 2002 and 2001:

                                            2002                   2001
                                  ----------------------  ----------------------
                                                WEIGHTED                WEIGHTED
                                   OUTSTANDING  AVERAGE   OUTSTANDING   AVERAGE
                                     BALANCE     RATE       BALANCE      RATE
                                     -------     ----       -------      ----
RFC                               $289,190,019   3.21%    $       --     --  %
CDC                                244,294,979   2.35             --     --
Paine Webber                       142,261,702   3.06      309,600,955   3.93
Morgan Stanley                      54,832,471   2.18       27,893,416   2.67
First Union                               --     --         13,959,508   3.32
                                  ------------            ------------
Total warehouse lines of credit   $730,579,171   2.82 %   $351,453,879   3.81 %
                                  ============            ============

9.    NOTES PAYABLE

      Notes payable primarily consist of amounts borrowed under a term loan facility with a bank syndicate led by RFC. Under the terms of this facility, American Home Mortgage and Columbia may borrow up to $75 million. As of December 31, 2002, borrowings under the term loan were $66.0 million. This term loan expires on May 31, 2003. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At December 31, 2002, the interest rate was 4.0%.

      Also included in notes payable is a mortgage note on an office building at a rate of 7.5% and the discounted value of note obligations incurred for acquiring Marina and First Home. The Company is obligated to pay Marina's prior shareholders $2.5 million over a five-year period expiring in 2004. The Company was obligated to pay First Home's shareholders $600,000 over a two-year period which expired in 2002. The payments for other notes have been discounted at an imputed interest rate of 10%.

      Notes payable consists of the following as of December 31, 2002 and 2001:

                                                       2002              2001
                                                    -----------       ----------
Term loan                                           $66,000,000       $     --
Note - office building                                1,164,973        1,229,304
Notes to Marina shareholders                          1,096,545        1,570,809
Notes to First  Home shareholders                          --            214,201
                                                    -----------       ----------
                                                    $68,261,518       $3,014,314
                                                    ===========       ==========

      Maturities of notes payable are as follows:

2003                                                               $ 66,591,271
2004                                                                    649,308
2005                                                                     80,507
2006                                                                     86,757
2007                                                                     93,492
Thereafter                                                              760,183
                                                                   ------------
                                                                   $ 68,261,518
                                                                   ============

10.   OTHER REVENUES AND EXPENSES

      The significant components of other revenues and expense are as follows:

                                         2002            2001           2000
                                      ----------      ----------      ----------
Other revenues:
 Title services revenue               $1,935,739      $     --        $     --
 Volume incentives                       801,492         336,157       2,028,997
 Reinsurance premiums                    563,861            --              --
 Other                                   846,332          64,528         249,324
                                      ----------      ----------      ----------
 Other revenues                       $4,147,424      $  400,685      $2,278,321
                                      ==========      ==========      ==========

Other expenses
 Indemnification and
   foreclosure costs                  $2,153,449      $     --        $     --
 Insurance                             1,377,038         686,570         676,509
 Outside services                        603,689         644,672         364,684
 Storage and moving                      581,794         261,996         224,006
 Licenses and permits                    578,988         191,398         301,530
 Other                                 4,281,706       2,403,904       1,447,200
                                      ----------      ----------      ----------
Other expenses                        $9,576,664      $4,188,540      $3,013,929
                                      ==========      ==========      ==========

11.   INCOME TAXES

      A reconciliation of the statutory income tax provision and income tax rate to the effective income tax provision and rate, as applied to income for the years ended December 31, is as follows:


                                          2002                     2001                   2000
                                  --------------------     --------------------      -----------------
                                                    %                        %                      %
                                                  ----                     ----                   ----
Tax provision at statutory rate   $ 23,958,535    35.0%    $ 14,205,344    35.0%    $3,455,317    34.0%
State and local taxes,
  net of federal
  income tax benefit                 4,225,834     6.2        2,014,729     5.0        754,526     7.4
Minority income adjustment            (312,389)   (0.5)        (389,923)   (1.0)      (172,836)   (1.7)
Goodwill                                  --      --            289,076     0.7        155,380     1.5
Other                                  203,385     0.3          133,626     0.3         74,340     0.7
                                  ------------             ------------             ----------
Income taxes                      $ 28,075,365    41.0%    $ 16,252,852    40.0%    $4,266,727    41.9%
                                  ============             ============             ==========

      The income tax provision for each of the years ended December 31 is comprised of the following components:

                                        2002            2001             2000
                                    -----------     ------------      ----------
Current tax provision
  Federal                           $ 4,785,557     $ 12,676,275      $2,234,671
  State                               1,445,768        3,191,470         453,931
                                    -----------     ------------      ----------
                                      6,231,325       15,867,745       2,688,602

Deferred tax provision
  Federal                            17,306,925          476,994       1,277,530
  State                               4,537,115          (91,887)        300,595
                                    -----------     ------------      ----------
                                     21,844,040          385,107       1,578,125
                                    -----------     ------------      ----------
Income taxes                        $28,075,365     $ 16,252,852      $4,266,727
                                    ===========     ============      ==========

      The major sources of temporary differences and their deferred tax effect at December 31 are as follows:

                                                       2002             2001
                                                    -----------       ----------
Deferred tax liabilities:
 Capitalized cost of
   mortgage servicing rights                        $45,915,748       $   24,268
 Loan origination costs                               7,522,525        3,617,672
 Cumulative effect of change in
   accounting principle                                    --          1,697,016
 Depreciation                                           608,572          304,448
 Mark to market adjustments                          12,057,102             --
                                                    -----------       ----------
Total deferred tax liabilities                       66,103,947        5,643,404

Deferred tax assets:
 Tax loss carry forwards                             21,504,275             --
 Allowance for bad debts and
   foreclosure reserve                                3,152,320          114,958
 Mark to market adjustments                                --          1,476,003
 Deferred state income taxes                          1,788,552             --
 Other                                                  277,477            9,656
                                                    -----------       ----------
Total deferred tax assets                            26,722,624        1,600,617
                                                    -----------       ----------
Net deferred tax liability                          $39,381,323       $4,042,787
                                                    ===========       ==========

      As discussed in Note 22, effective June 13, 2002, the Company acquired all of the outstanding stock of Columbia. This was accounted for under the purchase method of accounting for financial statement purposes. For Federal income tax purposes, the historical basis of the assets and liabilities were carried over to the Company. Columbia has approximately $54 million of net operating loss carryforwards which begin to expire in 2008.

12.   EARNINGS PER SHARE

      The following is a reconciliation of the denominators used in the computations of basic and diluted earning per share.

                                                                          2002            2001            2000
                                                                      -----------     -----------     -------------
Numerator:
 Numerator for basic earnings per share -   Net income
   Net income before cumulative effect of change in
     accounting principle                                             $39,485,053     $23,305,933     $   5,391,450
                                                                      ===========     ===========     =============
  Net income                                                          $39,485,053     $25,448,485     $   5,391,450
                                                                      ===========     ===========     =============

Denominator:
 Denominator for basic earnings per share
   Weighted average number of common shares
     outstanding during the period                                     14,508,515      10,373,858         8,579,859

  Net effect of dilutive stock options                                    382,486         509,545              --
                                                                      -----------     -----------     -------------
Denominator for diluted earnings per share                             14,891,001      10,883,403         8,579,859
                                                                      ===========     ===========     =============
Net income per share:
 Basic before cumulative effect of change in accounting
   principle                                                          $      2.72     $      2.25     $        0.63
                                                                      ===========     ===========     =============
 Basic after cumulative effect of change in accounting
   principle                                                          $      2.72     $      2.45     $        0.63
                                                                      ===========     ===========     =============
 Diluted before cumulative effect of change in accounting
   principle                                                          $      2.65     $      2.14     $        0.63
                                                                      ===========     ===========     =============
 Diluted after cumulative effect of change in accounting
   principle                                                          $      2.65     $      2.34     $        0.63
                                                                      ===========     ===========     =============

      13. STOCK OPTIONS

      In 1999, the Company established the 1999 Omnibus Stock Option Plan (the "Plan"). Pursuant to the Plan, employees, officers and directors are offered the opportunity to acquire the Company's Common Stock through the grant of options and the award of restricted stock under the Plan. The total number of shares that may be optioned or awarded under the Plan is 2,250,000 shares of Common Stock. The Plan provides for the granting of options at the fair market value at the date of grant. The options issued primarily vest on the two-year anniversary from the grant date and expire ten years from the grant date. Under the Plan, the Company awarded 68,210 and 50,001 restricted shares of restricted stock during 2002 and 1999, respectively. During 2002 and 2001, the Company recognized compensation expense of $213,404 and $304,002 relating to restricted shares. At December 31, 2002, 50,001 shares are vested. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

      The following table summarizes certain information regarding the Plan at December 31, 2002:

                                                                     AVERAGE
                                    NUMBER OF     EXERCISE PRICE    EXERCISE
                                     SHARES          PER SHARE        RATE
                                  ---------     ------------------   --------
Balance at December 31, 1999        640,000     $  6.00              $   6.00

Options granted                     318,765     $  4.75 - $   6.44       5.71
Options cancelled                  (208,894)    $  4.75 - $   6.44       5.97
                                  ---------                          --------
Balance at December 31, 2000        749,871     $  4.75 - $   6.44       5.87

Options granted                     476,242     $  4.75 - $  19.61       7.89
Options exercised                  (253,800)    $  6.00                  6.00
Options cancelled                    (3,951)    $  5.13 - $   5.50       5.31
                                  ---------                          --------
Balance at December 31, 2001        968,362     $  4.75 - $  19.61       6.84

Options granted                     268,708     $  9.40 - $  14.40      11.71
Options exercised                  (187,058)    $  4.75 - $   6.44       5.93
Options cancelled                   (49,754)    $  5.50 - $  13.50       9.72
                                  ---------                          --------
Balance at December 31, 2002      1,000,258     $  4.75 - $  19.61   $   8.17
                                  =========                          ========
Options exercisable                 438,297     $  4.75 - $   8.88   $   5.73
                                  =========                          ========

      The following table summarizes stock options outstanding at December 31, 2002:

                                        OUTSTANDING                         EXERCISABLE      WEIGHTED AVG.
                        NUMBER OF         WEIGHTED         NUMBER OF          WEIGHTED         REMAINING
 RANGE OF EXERCISE       OPTIONS          AVERAGE           OPTIONS           AVERAGE         CONTRACTUAL
       PRICE           OUTSTANDING     EXERCISE PRICE     EXERCISABLE      EXERCISE PRICE     LIFE (YEARS)
       -----           -----------     --------------     -----------      --------------     ------------
  $ 4.75 - $ 5.50          324,950         $ 5.25         218,740            $   5.15             8.2
    6.00 -   6.44          255,557           6.18         209,557                6.17             7.1
    7.13 -   8.88           40,000           7.80          10,000                8.88             8.0
    9.40 -  10.25           49,500          10.15            --                  --               8.7
   10.50 -  10.95          129,912          10.76            --                  --               9.8
   11.19 -  12.25           88,064          12.02            --                  --               8.2
   12.98 -  13.00           45,232          12.99            --                  --               9.3
   14.20 -  19.61           67,043          15.38            --                  --               9.1
                         ---------                        -------
                         1,000,258         $ 8.17         438,297            $   5.73             8.3
                         =========                        =======

      The Plan is a compensatory stock option plan. There was no intrinsic value of the options granted, as the exercise price was equal to the quoted market price at the grant date. No compensation cost has been recognized for the years ended December 31, 2002, 2001 and 2000.

      Had compensation cost for the Plan been determined based on the fair value at the grant dates for awards under the Plan, the Company's net income before cumulative effect of change in accounting principle would have been $37.7 million for 2002, $22.0 million for 2001 and $4.0 million for 2000. Basic earnings per share would have been $2.60, $2.32 and $0.46 for 2002, 2001 and 2000, respectively. Diluted earnings per share would have been $2.53, $2.21 and $0.46 for 2002, 2001 and 2000, respectively.

                                           2002           2001         2000
                                      ------------   ------------   -----------
Net income, as reported               $ 39,485,053   $ 25,448,485   $ 5,391,450

Less: Total stock-based employee
   compensation expense determined
   under fair value based method for
   all rewards, net of related tax
   effects                              (1,822,522)    (1,351,151)   (1,427,011)
                                      ------------   ------------   -----------
Pro forma net income                  $ 37,662,531   $ 24,097,334   $ 3,964,439
                                      ============   ============   ===========
Earnings per share:
  Basic - as reported                 $       2.72   $       2.45   $      0.63
  Basic - pro forma                   $       2.60   $       2.32   $      0.46

  Diluted - as reported               $       2.65   $       2.34   $      0.63
  Diluted - pro forma                 $       2.53   $       2.21   $      0.46

      The weighted-average fair value of options granted during 2002, 2001 and 2000 was $10.71, $7.74 and $5.69, respectively. The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

                                        2002           2001      2000
                                        ----           ----      ----
Dividend yield                         3.0 %          1.0 %         -
Expected volatility                   54.0 %         85.0 %    57.0 %
Risk-free interest rate                5.0 %          5.0 %     5.0 %
Expected life                        3 years        2 years   2 years

14.   COMMITMENTS AND CONTINGENCIES

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

      LOAN FUNDING AND DELIVERY COMMITMENTS - At December 31, 2002 and 2001, the Company had commitments to fund loans approximating $3.7 billion and $734 million, respectively. At December 31, 2002 and 2001, the Company had commitments to fund loans with agreed upon rates approximating $1.6 billion and $554 million, respectively. The Company hedges the interest rate risk of such commitments primarily with mandatory delivery commitments, which totaled $1.1 billion and $948 million at December 31, 2002 and 2001, respectively. The remaining commitments to fund loans with agreed-upon rates are anticipated to be sold through "best-efforts" and investor programs. The Company does not anticipate any material losses from such sales.

      NET WORTH REQUIREMENTS - The Company's subsidiaries are required to maintain certain specified levels of minimum net worth to maintain their approved status with Fannie Mae, FHLMC, HUD and other investors. At December 31, 2002, the highest minimum net worth requirement applicable to each subsidiary was $1,000,000.

      OUTSTANDING LITIGATION - The Company is involved in litigation arising in the normal course of business. Although the amount of any ultimate liability arising from these matters cannot presently be determined, the Company does not anticipate that any such liability will have a material effect on the Company's consolidated financial position or results of operations.

      MORTGAGE REINSURANCE - Columbia's captive reinsurance subsidiary, CNI Reinsurance, Ltd. ("CNIRE") has entered mortgage reinsurance agreements with two primary mortgage insurance companies. Under these agreements, CNIRE absorbs mortgage insurance losses in excess of a specified percentage of the principal balance of a pool of loans, subject to a cap, in exchange for a portion of the pool's mortgage insurance premium. Approximately $566.5 million of the conventional servicing portfolio is covered by such mortgage reinsurance agreements. Each annual book of business has a maximum life of ten years and the maximum exposure is the amount of assets held in the trust on behalf of CNIRE. At December 31, 2002, those assets totaled $1,648,184. No reserve has been recorded and management believes no reserve is required based upon loss experience.

      PENDING ACQUISITION - See Note 22.

15.   OPERATING LEASES

      Certain facilities and equipment are leased under short-term lease agreements expiring at various dates through January 2009. All such leases are accounted for as operating leases. Total rental expense for premises and equipment, which is included in occupancy and equipment expense within the consolidated financial statements, amounted to $10,059,752, $6,208,132 and $3,466,025 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Obligations under noncancelable operating leases which have an initial term of more than a year are as follows:

           2003                                                      $ 7,282,136
           2004                                                        4,971,278
           2005                                                        3,259,685
           2006                                                        1,901,634
           2007                                                        1,083,772
           Thereafter                                                    364,275
                                                                     -----------
          Total                                                      $18,862,780
                                                                     ===========

16.   MINORITY INTEREST

      On April 23, 1998, the Company entered into a joint venture with a realtor in which the Company and the realtor each own a 50% interest. The Company entered into a second joint venture on March 31, 1999, with a realtor in which the Company and the realtor each own a 50% interest. The Company entered into a third joint venture on May 14, 2000, with a home builder/developer in which the Company and home builder/developer each own a 50% interest. The latest joint venture had no activity prior to 2001. The Company sold its interest in the second joint venture in June 2000 and took a one-time charge of $79,214. The first joint venture was dissolved in the third quarter of 2002. The Company purchases all of the loans originated by the remaining joint venture.

      The Company acquired a 50% interest in five joint ventures of which one was dissolved in 2001. Two of the joint ventures are managed by independent parties and the other two are managed by an employee. The employment agreement for this employee requires the Company to pay the employee all profit or loss associated with the two joint ventures. Minority interest in income was reduced in the following table by $247,980, $334,735 and $193,869 for 2002, 2001 and 2000, respectively, which was offset against a receivable from this employee. The Company purchases all of the loans originated by the joint ventures.

         The activity in the minority interest account is as follows:

         Balance, December 31, 1999                            $  23,372

         Capital contribution by minority partner                366,319
         Minority interest in income                             314,475
         Sale of Calloway Mortgage                                34,252
         Distribution to minority partner                       (157,000)
                                                               ---------

         Balance, December 31, 2000                              581,418

         Minority interest in income                             693,177
         Distribution to minority partners                      (697,203)
                                                               ---------

         Balance, December 31, 2001                              577,392

         Minority interest in income                             644,561
         Distribution to minority partners                      (697,924)
                                                               ---------

         Balance, December 31, 2002                            $ 524,029
                                                               =========

17.   RELATED PARTY TRANSACTIONS

      The largest stockholder of the Company was a majority stockholder in another company that provided title services to the Company in the normal course of business. The total amount due the Company from this related party was $0 and $99,600 as of December 31, 2002 and 2001, respectively.

18.   CONCENTRATIONS OF CREDIT RISK

      The Company has originated loans predominantly in the eastern United States, California and Illinois. Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers with similar characteristics, which would cause their ability to meet contractual obligations to be similarly impacted by economic or other conditions. In management's opinion, at December 31, 2002 and 2001, there were no significant concentrations of credit risk within loans held for sale.

      The Company had originations of loans during the year ended December 31, 2002, exceeding 5% of total originations as follows:

         Illinois                                                   18.4%
         California                                                 14.1
         Maryland                                                   13.3
         New York                                                    9.7
         Virginia                                                    8.3
         New Jersey                                                  5.6

19.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

      The following describes the methods and assumptions used by the Company in estimating fair values of other financial instruments:

      a. Mortgage Loans Held for Sale - net - Fair value is estimated using the quoted market prices for securities backed by similar types of loans and current investor or dealer commitments to purchase loans.

      b. Mortgage Loans Held for Investment - net - Fair value is estimated by using the quoted market prices for securities backed by similar types of loans and current investor or dealer commitments to purchase loans.

      c. Mortgage Servicing Rights - The estimated fair value of MSRs is determined by obtaining a market valuation from one of the primary MSR brokers. To determine the market value of MSRs, the MSR broker uses a valuation model which incorporates assumptions relating to the estimate of the cost of servicing per loan, a discount rate, a float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates that market participants use for similar servicing rights.

      d. Commitments to Fund with Agreed Upon Rates - The fair value of commitments to fund with agreed upon rates is estimated using the fees and rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. These commitment obligations are considered in conjunction with the Company's lower of cost or market valuation of its mortgage loans held for sale.

      e. Commitments to Deliver Mortgages and Option Contracts to Buy Securities - The fair value of these instruments is estimated using current market prices for dealer or investor commitments relative to the Company's existing positions. These instruments contain an element of risk in the event that the counterparties may be unable to meet the terms of such agreements. The Company minimizes its risk exposure by limiting the counterparties to those major banks, investment bankers and private investors who meet established credit and capital guidelines. Management does not expect any counterparty to default on its obligations and, therefore, does not expect to incur any loss due to counterparty default. These commitments and option contracts are considered in conjunction with the Company's lower of cost or market valuation of its mortgage loans held for sale.

      f. Other Financial Liabilities - Fair market value is estimated based on the maturity and interest rate of the related debt instruments. Carrying amount estimates fair market value.

      The following tables set forth information about financial instruments and other selected assets, except for those noted above for which the carrying value approximates fair value.

                                                                                   NOTIONAL         CARRYING        ESTIMATED
                                                                                    AMOUNT           AMOUNT         FAIR VALUE
                                                                                    ------           ------         ----------
                                                                                               DECEMBER 31, 2002
                                                                                -----------------------------------------------
Assets:
 Mortgage loans held for sale - net                                             $  788,191,352   $ 813,054,161    $ 815,050,197
 Mortgage loans held for investment - net                                            2,037,907       1,713,956        2,143,262
 Mortgage servicing rights                                                       8,541,789,800     109,022,689      109,022,689

 Other financial liablities                                                        841,439,267     841,439,267      841,439,267

Commitments and contingencies:
 Mortgage loans held for sale related positions:
  Commitments to fund mortgage loans at
   agreed-upon rates                                                            $1,644,700,515   $  29,345,406    $  29,345,406
  Forward delivery commitments- Loan commitments                                 1,099,905,388      (7,204,008)      (7,204,008)
  Forward delivery commitments - Loans held for sale (1)                           663,544,480      (1,866,264)      (1,866,264)
  Option contracts to buy securities                                               150,000,000         725,250          725,250

                                                                                                DECEMBER 31, 2001
                                                                                -----------------------------------------------
Assets:
 Mortgage loans held for sale - net                                             $  411,856,621   $ 419,192,096    $ 421,425,372
 Mortgage loans held for investment - net                                            1,546,152       1,305,902        1,468,844
 Mortgage servicing rights                                                          23,950,684          45,551           45,551

 Other financial liablities                                                        389,828,014     389,828,014      389,828,014

Commitments and contingencies:
 Mortgage loans held for sale related positions:
 Commitments to fund mortgage loans at
  agreed-upon rates                                                             $  554,466,137   $      95,966    $      95,966
 Forward delivery commitments- Loan commitments                                  1,130,786,990       5,610,590        5,610,590
 Forward delivery commitments - Loans held for sale (1)                            282,212,779         158,920          158,920
 Option contracts to buy securities                                                175,000,000         161,750          161,750

      (1) This amount is included in loans held for sale (see Note 3).

20.   RECENTLY ISSUED ACCOUNTING STANDARDS

      On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, which requires the recognition of all derivative financial instruments at fair value and reported as either assets or liabilities in the balance sheet. The accounting for gains and losses associated with changes in the fair value of derivatives are reported in current earnings, net of tax, depending on whether they qualify for hedge accounting and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133, the method used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must have been established at the inception of the hedge. Those methods must also be consistent with the entity's approach to managing risk. Although the Company continues to hedge its exposures to interest rate changes under the same risk management approach, SFAS No. 133 may cause an increase or decrease to reported net income in certain periods depending on levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on actual cash flows or the overall economics of the transactions.

      As part of the Company's secondary marketing and related hedging activities, mortgage-backed securities are purchased and sold forward, and options are acquired on mortgage and treasury securities. At December 31, 2002 and 2001, forward delivery commitments amounted to approximately $1.8 billion and $0.9 billion, respectively, and options to buy securities amounted to approximately $150 million and $175 million, respectively. These contracts have a high correlation to the price movement of the loans being hedged. The Company considers the hedges against loans held for sale to be fair value hedges and considers the hedges (including forward sales and options) against IRLCs to be free standing derivatives.

      On January 1, 2001, the Company recognized the fair value of all freestanding derivative instruments which resulted in recording an asset in the amount of $7.5 million and a liability in the amount of $3.7 million. The net transition adjustment for the Company's derivatives resulted in an after tax gain of $2.1 million and was recognized as a cumulative-effect-type adjustment to net income, effective January 1, 2002.

      The Financial Accounting Standards Board is considering a number of mortgage banking industry-related issues concerning the implementation of SFAS No. 133. The ultimate conclusions reached concerning these issues could result in material changes to the recorded carrying values of the Company's derivatives.

      On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). These Statements make significant changes to the accounting for business combinations, goodwill and intangible assets. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement was effective for business combinations completed after June 30, 2001.

      Effective January 1, 2002, the Company adopted SFAS 142. SFAS 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators of such are encountered. Intangible assets with a determinable useful life will continue to be amortized over that period. In connection with the adoption of SFAS 142, the Company ceased the amortization of goodwill. The Company did not record any impairment charges in connection with the implementation of SFAS 142.

      In August 2001, the Financial Accounting Standards Board issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a business segment. SFAS 144 also eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of SFAS 144 generally are to be applied prospectively. The implementation of SFAS 144 did not have a material effect on the Company.

      In April 2002, the Financial Accounting Standards Board issued SFAS 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. Management believes that the financial impact of SFAS 145 will not have a material effect on the Company.

      In June 2002, the Financial Accounting Standards Board issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

      In October 2002, the Financial Accounting Standards Board issued SFAS 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 are to be applied prospectively to acquisitions of certain financial institutions initiated after October 31, 2002. The implementation of SFAS 147 did not have a material effect on the Company.

      The Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which amends SFAS No. 123 "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair values based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      The Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes that the financial impact of FIN No. 45 will not have a material effect on the Company.

      The Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities, a Clarification of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements," which addresses consolidation by business enterprises of variable interest entities when specific characteristics are met. FIN No. 46 clarifies the application of ARB No. 51 to certain entities with equity investors who do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 are effective beginning the third quarter of 2003. Management believes that the implementation of FIN No. 46 will not have a material effect on the Company.

21.   CONDENSED FINANCIAL INFORMATION OF AMERICAN HOME MORTGAGE HOLDINGS, INC.

      The following provides condensed financial information for the financial position, results of operations and cash flows of American Home Mortgage Holdings, Inc. (parent company only):

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                   2002           2001
                                               ------------   -----------
ASSETS:
  Cash                                         $      1,000   $     1,000
  Investment in subsidiaries                    164,095,024    78,615,766
                                               ------------   -----------

TOTAL ASSETS                                   $164,096,024   $78,616,766
                                               ============   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Liabilities                                  $       --     $      --

STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value,
   1,000,000 shares authorized, no
   shares issued and outstanding                       --            --
  Common stock, $0.01 par value, 19,000,000
   shares authorized, 16,717,459 and
   11,991,200 shares issued and
   outstanding, respectively                        167,175       119,912
  Additional paid-in capital                     95,784,696    47,952,517
  Retained earnings                              68,144,153    30,544,337
                                               ------------   -----------

      Total stockholders' equity                164,096,024    78,616,766
                                               ------------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $164,096,024   $78,616,766
                                               ============   ===========

                           CONDENSED INCOME STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                             2002          2001         2000
                                         -----------   -----------   ----------
REVENUES
  Equity in earnings of subsidiaries     $39,485,053   $25,448,485   $5,391,450
                                         -----------   -----------   ----------
NET INCOME                               $39,485,053   $25,448,485   $5,391,450
                                         ===========   ===========   ==========

                       CONDENSED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                   2002           2001             2000
                                               -----------      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $39,485,053     $25,448,485     $5,391,450
  Increase in:
    Investment in earnings of subsidiaries     (39,485,053)    (25,448,485)    (5,391,450)
                                               -----------      ----------     ----------

      Cash provided by operating activities             --              --             --
                                               -----------      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in subsidiaries                   (37,000,000)             --             --
                                               -----------      ----------     ----------

    Cash used in investing activities          (37,000,000)             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of capital stock       37,000,000              --             --
                                               -----------      ----------     ----------

    Cash provided by financing activities       37,000,000              --             --
                                               -----------      ----------     ----------

NET INCREASE IN CASH                                    --              --             --

CASH, BEGINNING OF PERIOD                            1,000           1,000          1,000
                                               -----------      ----------     ----------

CASH, END OF PERIOD                            $     1,000      $    1,000     $    1,000
                                               ===========     ===========     ==========

22.   ACQUISITIONS

      Columbia National, Incorporated ("Columbia")

      Effective June 13, 2002, the Company acquired 100 percent of the outstanding common shares of Columbia, a Delaware corporation. The results of Columbia's operations have been included in the consolidated financial statements since that date. Columbia is an independent mortgage lender based in Columbia, Maryland. Columbia engages in the origination, sale and servicing of residential first mortgage loans. Columbia operates 57 loan production offices in 17 states and has 361 primarily commission-compensated loan originators. The purchase price was $37 million.

      The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition.

                                              At June 13, 2002
                                              ----------------
Cash                                            $  3,547,876
Accounts receivable                                7,769,802
Mortgage loans held for sale                     189,249,006
Mortgage loans held for investment, net            1,706,295
Mortgage servicing rights                        102,000,000
Premises and equipment, net                        2,627,834
Other assets                                       4,122,350
                                                ------------
    Total assets acquired                        311,023,163
                                                ------------
Warehouse lines of credit                        193,053,165
Drafts payable                                     3,686,941
Notes payable                                     75,600,000
Current and deferred tax liabilities              13,995,598
Other liabilities                                  9,697,616
                                                ------------
    Total liabilities assumed                    296,033,320
                                                ------------
    Net assets acquired                           14,989,843
Cash paid                                         37,000,000
                                                ------------
Goodwill                                        $ 22,010,157
                                                ============

      The goodwill which resulted from the acquisition of Columbia is not deductible for tax purposes.

      The following table summarizes the required disclosures of the pro forma combined entity, as if the acquisition occurred on January 1, 2001:

                                                        2002           2001
                                                   ------------   ------------
Revenue                                            $268,929,322   $209,369,016

Income before income taxes and minority interest     70,438,552     46,085,373

Net income before cumulative effect of
  change in accounting principle                     40,674,965     26,483,680

Earnings per share - basic                         $       2.80   $       2.55
                                                   ============   ============
Earnings per share - diluted                       $       2.73   $       2.43
                                                   ============   ============

      ComNet Mortgage Services

      On March 30, 2001, the Company acquired the Pennsylvania and Maryland loan production offices of ComNet Mortgage Services (the "ComNet Branches"), the residential mortgage division of Commonwealth Bank, a subsidiary of Commonwealth Bancorp, Inc. ("Commonwealth"), Commonwealth's mortgage application pipeline and certain fixed assets and assumed the real property leases of the ComNet Branches. The ComNet Branches have become part of the American Home branch network and have helped the Company to expand its originations in the mid-Atlantic region through both a retail and wholesale presence. At December 31, 2002, goodwill relating to this transaction was $1.0 million.

      Roslyn National Mortgage Corporation

      On October 31, 2000, the Company acquired from Roslyn National Mortgage Corporation ("RNMC") four RNMC branches (located in Columbia, Maryland; Vienna, Virginia; West Hartford, Connecticut; and Patchogue, New York) (the "Roslyn Branches"), RNMC's mortgage application pipeline and certain fixed assets and assumed the real property leases of the Roslyn Branches. The Roslyn Branches have become part of the American Home branch network and have helped the Company to expand its originations in the mid-Atlantic region through both a retail and wholesale presence. At December 31, 2002, goodwill relating to this transaction was $0.4 million.

      First Home

      On June 30, 2000, the Company acquired First Home, a residential mortgage lender headquartered in Illinois, which was immediately merged into American Home Mortgage. The Company issued 489,804 shares of Common Stock and paid an additional $3.6 million over a period of two years. In addition, the shareholders of First Home may receive additional consideration consisting of cash and shares of the Company's Common Stock based on the future results of the financial performance of the First Home division of the Company. The previous shareholders of First Home may receive such earnouts during a five year period ending in May 2005. During 2002, prior shareholders of First Home received earnouts in cash of $1.6 million and 88,660 shares (valued at $1.0 million) which were accounted for as goodwill. At December 31, 2002, goodwill relating to the acquisition of First Home was $18.3 million.

      Marina Mortgage Company, Inc.

      On December 30, 1999, the Company acquired Marina Mortgage Company, Inc. ("Marina"), a residential mortgage lender headquartered in Irvine, California, with offices in California and Arizona. The Company issued 753,420 shares of Common Stock in exchange for 34,600 shares of Marina common stock and will pay $2.5 million in cash over five years. The Company issued 201,043 shares on October 15, 2000 and 157,985 shares on January 31, 2001 to the prior Marina shareholders in accordance with the first and second earn-out provisions. The prior Marina shareholders may receive additional consideration over the next four years based on an additional earn-out provision, which is primarily based on the future results of the financial performance of the Marina division of the Company. During 2002, the prior Marina shareholders received 180,541 shares (valued at $2.4 million) relating to 2001 results. This transaction was accounted for under purchase accounting and generated goodwill of approximately $4.5 million. As of December 31, 2002, goodwill relating to this transaction was $9.2 million. On December 31, 2001, Marina was merged into American Home Mortgage.

      Pending Acquisition - Valley Bank of Maryland

      In August 2001, the Company entered into an agreement to acquire Valley Bancorp, Inc. ("Valley Bancorp") and its wholly-owned subsidiary, Valley Bank of Maryland ("Valley Bank"), a federal savings bank located in suburban Baltimore, Maryland, for a combination of cash and stock, subject to certain adjustments. Under the terms of the definitive agreement, the Company will pay 1.25 times Valley Bancorp's book value, or approximately $5.6 million. In response to comments received from the Office of Thrift Supervision (OTS), the Company withdrew its application to the OTS for approval as a thrift holding company and is resubmitting a new application with a revised business plan that incorporates changes suggested by the OTS. The acquisition agreement between American Home and Valley Bancorp has been extended through June 2003.

      The following table summarizes the required disclosures of the pro forma combined entity, as if the merger occurred on January 1, 2001 (Valley Bank financial information is for fiscal years ended September 30):

                                                       2002             2001
                                                   ------------     ------------

Revenue                                            $234,525,434     $129,452,242
Income before income taxes                           67,186,777       40,789,705
Net income                                           39,623,587       25,573,582
Earnings per share - basic                         $       2.73     $       2.47
                                                   ============     ============
Earnings per share - diluted                       $       2.66     $       2.35
                                                   ============     ============

23.   SEGMENTS AND RELATED INFORMATION

      The Company has two segments, the Loan Production Segment and the Loan Servicing Segment. The Loan Production Segment originates mortgage loans through the Company's retail and internet branches and loans sourced through mortgage brokers (wholesale channel). The Loan Servicing Segment includes investments in mortgage servicing rights as well as servicing operations primarily for other financial institutions. The Loan Servicing Segment was immaterial prior to the acquisition of Columbia in June 2002 and thus the Loan Servicing Segment results are included in the Loan Production Segment results in prior years.


                                                           2002          2001           2000
                                                      ------------   ------------  ------------
LOAN PRODUCTION SEGMENT

Revenues:
  Gain on sale of mortgage loans                      $216,594,793   $118,553,988  $ 52,730,668
  Interest income - net                                 26,740,052      9,098,292     3,271,064
  Other                                                  4,147,424        400,685     2,278,321
                                                      ------------   ------------  ------------
    Total revenues                                     247,482,269    128,052,965    58,280,053

Expenses:
  Salaries, commissions and benefits - net             105,198,488     55,778,233    27,893,827
  Occupancy and equipment                               15,301,887      8,249,806     5,583,648
  Marketing and promotion                                7,981,620      6,312,777     4,058,105
  Data processing and communications                     7,786,671      4,441,850     2,825,895
  Office supplies and expenses                           5,901,064      4,358,765     2,149,704
  Professional fees                                      5,196,918      2,453,826     1,612,376
  Travel and entertainment                               4,580,597      1,682,471       976,048
  Other                                                  8,742,983      4,188,540     3,013,929
                                                      ------------   ------------  ------------
Operating expenses                                     160,690,228     87,466,268    48,113,532
                                                      ------------   ------------  ------------

Net income before income taxes and minority
  interest in income of consolidated joint ventures     86,792,041     40,586,697    10,166,521

Income taxes                                            35,696,100     16,252,852     4,266,727
Minority interest in income of consolidated
  joint ventures                                           892,541      1,027,912       508,344
                                                      ------------   ------------  ------------
Net income before change in cumulative effect of
  change in accounting principle                      $ 50,203,400   $ 23,305,933  $  5,391,450
                                                      ============   ============  ============
Segment assets                                        $999,939,421   $501,124,972  $183,532,376
                                                      ============   ============  ============

                                                                                 2002                  2001                 2000
                                                                            -------------          ------------         ------------
LOAN SERVICING SEGMENT

Revenues:
  Servicing revenue                                                         $  19,356,912          $       --           $       --
  Gain on GNMA early buy-out sales                                              5,782,125
  Amortization and impairment                                                 (36,731,453)
  Interest expense - net                                                       (3,069,330)                 --                   --
                                                                            -------------          ------------         ------------

Total revenues                                                                (14,661,746)                 --                   --

Expenses:
  Salaries and benefits - net                                                   1,696,610                  --                   --
  Occupancy and equipment                                                         204,208                  --                   --
  Marketing and promotion                                                          14,086                  --                   --
  Data processing and communications                                               66,512                  --                   --
  Office supplies and expenses                                                    245,711                  --                   --
  Professional fees                                                                 6,365                  --                   --
  Travel and entertainment                                                        610,163                  --                   --
  Other                                                                           833,681                  --                   --
                                                                            -------------          ------------         ------------
Operating expenses                                                              3,677,336                  --                   --
                                                                            -------------          ------------         ------------

Net loss before income tax benefit                                            (18,339,082)                 --                   --
                                                                            -------------          ------------         ------------

Income tax benefit                                                             (7,620,735)                 --                   --

Net loss before change in cumulative effect of
  change in accounting principle                                            $ (10,718,347)         $       --           $       --
                                                                            =============          ============         ============

Segment assets                                                              $ 121,224,548          $       --           $       --
                                                                            =============          ============         ============

24.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      Selected quarterly financial data are presented below by quarter for the years ended December 31, 2002 and 2001 (dollars in thousands, except per share amounts):

                                                                           DECEMBER 31,   SEPTEMBER 30,     JUNE 30,       MARCH 31,
                                                                               2002            2002           2002            2002
                                                                               ----            ----           ----            ----
Gain on sale of mortgage loans                                               $79,631         $71,204         $35,127         $30,633
Total revenues                                                                84,699          73,712          40,468          33,942
Income before income taxes and minority interest                              26,094          21,581          10,244          10,534
Net income                                                                    13,509          12,772           6,501           6,704
Earnings per share - basic                                                   $  0.81         $  0.78         $  0.50         $  0.56
Earnings per share - diluted                                                 $  0.80         $  0.76         $  0.49         $  0.54

                                                                           DECEMBER 31,   SEPTEMBER 30,     JUNE 30,       MARCH 31,
                                                                               2001            2001           2001            2001
                                                                               ----            ----           ----            ----
Gain on sale of mortgage loans                                               $38,722         $29,192         $29,479         $21,158
Total revenues                                                                41,656          31,986          32,350          22,062
Income before income taxes and minority interest                              16,028           9,960           9,807           4,793
Net income before cumulative effect of change
  in accounting principle                                                      9,596           5,618           5,558           2,534
Net income                                                                     9,596           5,618           5,558           4,676
Earnings per share:
  Basic before cumulative effect of change in
    accounting principle                                                     $  0.80         $  0.49         $  0.62         $  0.28
  Basic after cumulative effect of change in
    accounting principle                                                     $  0.80         $  0.49         $  0.62         $  0.52
  Dilutive before cumulative effect of change in
    accounting principle                                                     $  0.77         $  0.47         $  0.59         $  0.28
  Dilutive after cumulative effect of change in
    accounting principle                                                     $  0.77         $  0.47         $  0.59         $  0.51

25.   SUBSEQUENT EVENT

      In February 2003, the company signed a definitive agreement to acquire the retail mortgage lending branches of Principal Residential Mortgage ("Principal"), the mortgage banking subsidiary of the Principal Financial Group. The Company will pay Principal $2.4 million for the current application pipeline and the assets of the branch network, and assume related lease obligations. The acquisition will be funded from current cash reserves and is expected to close in the first quarter of 2003, pending regulatory approvals and other normal closing conditions. The retail branch network of Principal includes 75 mortgage branches located in 21 states. In 2002, the lending branches produced approximately $3.4 billion of residential mortgage loans. The addition of this network will increase the Company's total number of retail branches to 206.

                                     ******

                                INDEX TO EXHIBITS

     Exhibit
       No.           Description
     -------         -----------
      2.1        --  Agreement and Plan of Merger, dated December 29, 1999, between the Registrant, Marina Mortgage Company, Inc.
                     ("Marina") and the Stockholders of Marina listed on the signature pages thereto.*

      2.2        --  Agreement and Plan of Merger, dated January 17, 2000, by and among the Registrant, American Home Mortgage Sub II, Inc., First Home Mortgage Corp. ("First Home") and the Stockholders of First Home listed on the signature pages thereto.**

      2.3        --  Agreement and Plan of Reorganization, dated as of August
                     24, 2001, between the Registrant and Valley Bancorp, Inc.##

      2.4        --  Stock Purchase Agreement, dated June 13, 2002, by and among
                     Columbia National Holdings, Inc., Columbia National, Incorporated and the Registrant.####

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

      4.2        --  Specimen  Certificate  for  the  Registrant's  Common
                     Stock.****

      10.1.1     --  Employment  Agreement,  dated as of August 26,  1999,
                     between the Registrant and Michael Strauss.****

      10.1.2     --  Amendment to Employment Agreement, dated as of
                     April 1, 2000, between the Registrant and Michael
                     Strauss.#

      10.2.1     --  Employment Agreement, dated as of March 9, 1998, between the Registrant and James P. O'Reilly.

      10.2.2     --  Amendment to Employment Agreement, dated as of February 1,
                     2001, between the Registrant and James P. O'Reilly.#

      10.3       --  Employment Agreement, dated January 11, 2001, between the
                     Registrant and Donald Henig.###

      10.4       --  Employment Agreement, dated January 19, 2001, between the
                     Registrant and Dena Kwaschyn.###

      10.5       --  Employment Agreement, dated March 6, 2002, between the
                     Registrant and Stephen Hozie.###

      10.6       --  Employment Agreement, dated as of December 18, 2002,
                     between the Registrant and Robert Bernstein.^

      10.7       --  Employment Agreement, dated as of December 23, 2002,
                     between the Registrant and Alan Horn.^

      10.8       --  1999 Omnibus Stock Incentive Plan.+

     Exhibit
       No.           Description
     -------         -----------
      10.9       --  Sublease, dated as of December 17, 1997, between Suntory
                     International Corp. and Michael Strauss, Inc., d/b/a
                     American Home Mortgage.

      10.10      --  Agreement of Lease, dated October 20, 1995, between Reckson
                     Operating Partnership, L.P., as Landlord, Choicecare Long Island, Inc., as Assignor, and American Home Mortgage Corp., as Assignee, as amended on September 30, 1999.++++

      10.11      --  Software Licensing Agreement, dated as of July 7, 1999, between American Home Mortgage Corp. and James P. O'Reilly.

      10.12      --  Form of Warrant Agreement, between the Registrant and
                     Friedman, Billings, Ramsey & Co., Inc.***

      10.13      --  Agreement and Plan of Merger, dated December 29,
                     1999, between the Registrant, Marina Mortgage Company, Inc. ("Marina") and the Stockholders of Marina listed on the signature pages thereto.*

      10.14      --  Employment Agreement, dated December 29, 1999, between the
                     Registrant and John A. Johnston.*

      10.15      --  Employment Agreement, dated December 29, 1999, between the
                     Registrant and Ronald Bergum.*

      10.16      --  Non-Competition Agreement, dated December 29, 1999, between the Registrant and John A. Johnston.*

      10.17      --  Non-Competition Agreement, dated December 29, 1999, between the Registrant and Ronald Bergum.*

      10.18      --  Agreement and Plan of Merger, dated January 17, 2000, by and among the Registrant, American Home Mortgage Sub II, Inc., First Home Mortgage Corp. ("First Home") and the Stockholders of First Home listed on the signature pages thereto.**

      10.19      --  Employment Agreement, dated January 17, 2000, between the
                     Registrant and John A. Manglardi.**

      10.20      --  Employment Agreement, dated January 17, 2000, between the
                     Registrant and Vincent Manglardi.**

      10.21      --  Employment Agreement, dated January 17, 2000, between the
                     Registrant and Jeffrey L. Lake.**

      10.22      --  Employment Agreement, dated January 17, 2000, between the
                     Registrant and Thomas J. Fiddler.**

      10.23      --  Non-Competition Agreement, dated January 17, 2000, between the Registrant and John A. Manglardi.**

      10.24      --  Non-Competition Agreement, dated January 17, 2000, between the Registrant and Vincent Manglardi.**

      10.25      --  Non-Competition Agreement, dated January 17, 2000, between the Registrant and Jeffrey L. Lake.**

     Exhibit
       No.           Description
     -------         -----------
      10.26      --  Non-Competition Agreement, dated January 17, 2000, between the Registrant and Thomas J. Fiddler.**

      10.27      --  Stock Purchase Agreement, dated June 13, 2002, by and among
                     Columbia National Holdings, Inc., Columbia National, Incorporated and the Registrant.####

      10.28      --  Master Loan and Security Agreement, dated as of August 2,
                     2002, by and among American Home Mortgage Corp., Marina Mortgage Company, Inc. and Morgan Stanley Bank.^

      10.29      --  Custodial Agreement, dated as of August 2, 2002, by and among American Home Mortgage Corp., Deutsche Bank National Trust Company and Morgan Stanley Bank.^

      10.30      --  Guarantee, dated as of August 2, 2002, made by the
                     Registrant in favor of Morgan Stanley Bank.^

      10.31      --  Amendment No. 1 to the Master Loan and Security Agreement,
                     dated as of December 11, 2002, to the Master Loan and Security Agreement, dated as of August 2, 2002, by and among American Home Mortgage Corp., Marina Mortgage Company, Inc., and Morgan Stanley Bank.^

      10.32      --  Mortgage Loan Purchase Agreement, dated February 26, 1999, between Paine Webber Real Estate Securities Inc. and American Home Mortgage.###

      10.33      --  Mortgage Loan Repurchase Agreement, dated February 26,
                     1999, between Paine Webber Real Estate Securities Inc. and American Home Mortgage.###

      10.34      --  Mortgage Loan Custodial Agreement, dated February 26, 1999, between Paine Webber Real Estate Securities Inc. and American Home Mortgage.###

      10.35      --  Master Repurchase Agreement, dated as of April 17, 2002, by and between CDC Mortgage Capital Inc., as Buyer, and American Home Mortgage Corp., as Seller.^

      10.36      --  Custodial and Disbursement Agreement, dated as of April 17,
                     2002, by and among CDC Mortgage Capital Inc., as Buyer, American Home Mortgage Corp., as Seller, Deutsche Bank National Trust Company, as Custodian, and Deutsche Bank National Trust Company, as Disbursement Agent.^

      10.37      --  Guarantee, dated as of April 15, 2002, made by the
                     Registrant on behalf of American Home Mortgage Corp. in favor of CDC Mortgage Capital Inc.^

      10.38      --  Warehousing Credit, Term Loan and Security Agreement, dated as of May 3, 2001, by and among Columbia National, Incorporated, the Lenders party thereto, Residential Funding Corporation, U.S. Bank National Association, Allfirst Bank and U.S. Bank National Association.^

      10.39      --  Guaranty, dated June 28, 2002, made and given by the
                     Registrant to Residential Funding Corporation, U.S. Bank National Association, Allfirst Bank, Fleet National Bank, National City Bank of Kentucky, Credit Lyonnais New York Branch, Guaranty Bank, F.S.B. and Colonial Bank.^

     Exhibit
       No.           Description
     -------         -----------
      10.40      --  Tenth Amendment to Warehousing Credit, Term Loan and
                     Security Agreement, dated as of December 31, 2002, by and among between Columbia National, Incorporated, American
                     Home Mortgage Corp., Residential Funding Corporation, U.S.
                     Bank National Association, Allfirst Bank, Fleet National
                     Bank, Credit Lyonnais New York Branch, Guaranty Bank,
                     F.S.B., National City Bank of Kentucky and Colonial Bank.^

      10.41      --  Eleventh Amendment to Warehousing Credit, Term Loan and
                     Security Agreement, dated as of March 14, 2003, by and among Columbia National, Incorporated, American Home Mortgage Corp., Residential Funding Corporation, U.S. Bank National Association, Allfirst Bank, Fleet National Bank, Credit Lyonnais New York Branch, Guaranty Bank, F.S.B. and Colonial Bank.^

      21.1       --  Subsidiaries of the Registrant.^

      23.1       --  Consent of Deloitte & Touche LLP.^

      99.1       --  Certification of Chief Executive Officer pursuant
                     to 18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.^

      99.2       --  Certification of Chief Financial Officer pursuant
                     to 18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.^

------------------

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

### Incorporated by reference to the Exhibits to the Form 10-K (file no. 000-27081) filed with the Securities and Exchange Commission on April 1, 2002.

#### Incorporated by reference to Exhibit 2.1 to the Form 8-K (file no. 000-27081) filed with the Securities and Exchange Commission on June 14, 2002.

^     Filed herewith.