Form 10-Q
period 2003-03-31
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2003-05-15
CIK 1089504

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                 (516) 949-3900
               ---------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

          TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE

          Common Stock, $0.01 par value            NASDAQ National Market


        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

            As of March 31, 2003, 16,774,913 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

               AMERICAN HOME MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                       INDEX


PART I-FINANCIAL INFORMATION

Item 1.  Interim Condensed Consolidated Financial Statements

         Interim Condensed Consolidated Balance Sheets (unaudited)-
            March 31, 2003 and December 31, 2002 ............................. 1

         Interim Condensed Consolidated Statements of Income (unaudited)-
            Three months ended March 31, 2003 and 2002 ....................... 2

         Interim Condensed Consolidated Statements of Cash Flows
            (unaudited) - Three months ended March 31, 2003 and 2002 ......... 3

         Notes to Interim Condensed Consolidated Financial Statements
            (unaudited) ...................................................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ...............................................11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ..........20

Item 4.  Controls and Procedures .............................................21

PART II-OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds ...........................22

Item 6.  Exhibits and Reports on Form 8-K ....................................22

SIGNATURES

CERTIFICATIONS

                                     ITEM 1.

               INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                     MARCH 31,    DECEMBER 31,
                                                                        2003          2002
                                                                     ----------   ------------
ASSETS
Cash and cash equivalents                                            $   31,019   $     24,416
Accounts receivable and servicing advances                               69,534         72,563
Mortgage loans held for sale, net                                     1,011,040        811,188
Mortgage loans held for investment, net                                   1,399          1,714
Mortgage servicing rights, net                                           96,373        109,023
Premises and equipment, net                                              14,179         13,001
Goodwill                                                                 51,148         50,932
Derivative assets                                                        38,018         30,071
Real estate owned                                                           493            629
Other assets                                                              7,046          5,513
                                                                     ----------   ------------
TOTAL ASSETS                                                         $1,320,249   $  1,119,050
                                                                     ==========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Warehouse lines of credit                                      $  901,741   $    728,466
      Notes payable                                                      65,802         68,261
      Drafts payable                                                     50,343         42,599
      Accrued expenses and other liabilities                             69,830         64,945
      Derivative liabilities                                              1,107          7,204
      Income taxes payable                                               50,935         42,955
                                                                     ----------   ------------
                Total liabilities                                     1,139,758        954,430
                                                                     ----------   ------------

COMMITMENTS AND CONTINGENCIES                                                --             --

MINORITY INTEREST                                                           451            524

STOCKHOLDERS' EQUITY:
      Preferred stock, $1.00 per share par value, 1,000,000 shares
           authorized, none issued and outstanding                           --             --
      Common stock, $.01 per share par value, 19,000,000
           shares authorized, 16,774,913 and 16,717,459 shares
           issued and outstanding, respectively                             168            167
      Additional paid-in capital                                         96,252         95,785
      Retained earnings                                                  83,620         68,144
                                                                     ----------   ------------
                Total stockholders' equity                              180,040        164,096
                                                                     ----------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $1,320,249   $  1,119,050
                                                                     ==========   ============

See Notes to Interim Condensed Consolidated Financial Statements.

                       AMERICAN HOME MORTGAGE HOLDINGS, INC.
                INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in thousands, except per share data)
                                    (Unaudited)
--------------------------------------------------------------------------------

                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2003           2002
                                                      -----------    -----------
REVENUES:
      Gain on sale of mortgage loans                  $    88,211    $    30,633
      Interest income, net                                  9,800          2,997

      Loan servicing fees                                  12,097             --
      Amortization and impairment                         (18,482)            --
                                                      -----------    -----------
          Net loan servicing fees                          (6,385)            --

      Other                                                 2,928            312
                                                      -----------    -----------
          Total revenues                                   94,554         33,942
                                                      -----------    -----------
EXPENSES:
      Salaries, commissions and benefits, net              44,647         15,002
      Occupancy and equipment                               5,623          2,381
      Data processing and communications                    3,079          1,434
      Office supplies and expenses                          3,023          1,136
      Marketing and promotion                               2,799          1,576
      Travel and entertainment                              1,987            655
      Professional fees                                     1,841            535
      Other                                                 3,433            688
                                                      -----------    -----------
          Total expenses                                   66,432         23,407
                                                      -----------    -----------
INCOME BEFORE INCOME TAXES AND MINORITY
      INTEREST IN INCOME OF CONSOLIDATED
      JOINT VENTURES                                       28,122         10,535
INCOME TAXES                                               11,577          3,719
                                                      -----------    -----------
NET INCOME BEFORE MINORITY INTEREST IN
      INCOME OF CONSOLIDATED JOINT VENTURES                16,545          6,816
MINORITY INTEREST IN INCOME OF CONSOLIDATED
      JOINT VENTURES                                          232            112
                                                      -----------    -----------
NET INCOME                                            $    16,313    $     6,704
                                                      ===========    ===========

Per share data:
      Basic                                           $      0.97    $      0.56
      Diluted                                         $      0.96    $      0.54

Weighted average number of shares - basic              16,750,960     12,066,669
Weighted average number of shares - diluted            17,015,681     12,529,918

See Notes to Interim Condensed Consolidated Financial Statements.

                       AMERICAN HOME MORTGAGE HOLDINGS, INC.
              INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in thousands)
                                    (Unaudited)
--------------------------------------------------------------------------------

                                                                       FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           2003            2002
                                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES :
     Net income                                                        $     16,313    $      6,704
     Adjustments to reconcile net income to net cash (used in)
         provided by operating activities:
            Depreciation and amortization                                     1,169             587
            Amortization and impairment of mortgage servicing rights         18,482              --
            Origination of mortgage loans held for sale                  (1,969,022)     (1,748,971)
            Proceeds on sale of mortgage loans                            1,769,170       1,983,214
            Increase (decrease) in income taxes payable                       7,980         (10,583)
            Other                                                               123              --
            (Increase) decrease in operating assets:
                Accounts receivable                                           3,029          (3,289)
                Derivative assets                                            (7,947)         (6,540)
                Other assets                                                 (1,533)           (199)
            Increase (decrease) in operating liabilities:
                Minority interest                                               (73)             75
                Accrued expenses and other liabilities                        4,894          (5,393)
                Derivative liabilities                                       (6,097)             --
                                                                       ------------    ------------
                Net cash (used in) provided by operating activities        (163,512)        215,605
                                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale (purchase) of real estate owned, net                                  136            (222)
     Purchases of premises and equipment, net                                (2,347)         (1,446)
     Earnouts related to previous acquisitions                                  (82)         (1,485)
     Capitalization of mortgage servicing rights                             (5,832)         (1,111)
     Net sales of loans held for investment                                     315             105
                                                                       ------------    ------------
                Net cash used in investing activities                        (7,810)         (4,159)
                                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in warehouse lines of credit                       173,275        (196,892)
     Increase (decrease) in drafts payable                                    7,744         (29,534)
     Proceeds from issuance of capital stock                                    202           1,061
     Dividends paid                                                            (837)           (360)
     Decrease in notes payable                                               (2,459)           (199)
                                                                       ------------    ------------
                Net cash provided by (used in) financing activities         177,925        (225,924)
                                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH                                               6,603         (14,478)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               24,416          26,393
                                                                       ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $     31,019    $     11,915
                                                                       ============    ============

SUPPLEMENTAL DISCLOSURE--CASH PAID FOR:
     Interest                                                          $      8,527    $      2,707
     Taxes                                                                    5,256          14,269

 See Notes to Interim Condensed Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of American Home Mortgage Holdings, Inc. ("American Home") and its subsidiaries, American Home Mortgage Corp. ("AHM") and Columbia National, Incorporated ("Columbia") (collectively, the "Company"), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003. Certain prior year balances have been reclassified to conform with current year presentation.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K for the year then ended.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding, assuming all potential dilutive common shares were issued.

                                                      THREE MONTHS ENDED MARCH 31,
                                                          2003             2002
                                                      -----------      -----------
Numerator for basic earnings per share - Net income   $    16,313      $     6,704
                                                      ===========      ===========

Denominator:
  Denominator for basic earnings per share
  Weighted average number of common shares
    outstanding during the period                      16,750,960       12,066,669

Net effect of dilutive stock options                      264,721          463,249
                                                      -----------      -----------

Denominator for diluted earnings per share             17,015,681       12,529,918
                                                      ===========      ===========

Net income per share:

  Basic                                               $      0.97      $      0.56
                                                      ===========      ===========

  Diluted                                             $      0.96      $      0.54
                                                      ===========      ===========

An aggregate of approximately 398,000 and 45,000 employee stock options and restricted shares for the three months ended March 31, 2003 and 2002, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

NOTE 3 - DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES

The following table summarizes derivative assets and liabilities at March 31, 2003 and December 31, 2002:

                                                      MARCH 31,     DECEMBER 31,
                                                        2003           2002
                                                     ----------    ------------
Derivative Assets
Interest rate lock commitments                       $   37,453    $     29,346
Options on treasury future contracts                        554             725
Forward delivery contracts - Loan commitments                11              --
                                                     ----------    ------------
     Total Derivative Assets                         $   38,018    $     30,071
                                                     ==========    ============

DERIVATIVE LIABILITIES
Forward delivery contracts - Loan commitments        $   (1,107)   $     (7,204)
Forward delivery contracts - Loans held for sale(1)        (366)         (1,866)
                                                     ----------    ------------
     Total Derivative Liabilities                    $   (1,473)   $     (9,070)
                                                     ==========    ============

(1) This amount is included in loans held for sale.

At March 31, 2003, the notional amount of forward delivery commitments amounted to approximately $2.6 billion and the notional amount of options on treasury futures contracts amounted to $500 million. These contracts have a high correlation to the price movement of the loans being hedged.

NOTE 4 - MORTGAGE SERVICING RIGHTS

Mortgage servicing rights activity for the three months ended March 31, 2003 was as follows:

                                               MORTGAGE
                                              SERVICING   IMPAIRMENT
                                                RIGHTS     ALLOWANCE    TOTAL
                                              ---------   ----------   --------
Balance, December 31, 2002                    $ 119,225   $  (10,202)  $109,023

Additions                                         5,832           --      5,832
Amortization                                    (12,769)          --    (12,769)
Impairment provision                                 --       (5,713)    (5,713)
                                              ---------   ----------   --------

Balance, March 31, 2003                       $ 112,288   $  (15,915)  $ 96,373
                                              =========   ==========   ========

Aggregate Amortization Expense
   Three months ended March 31, 2003                                   $ 12,769

Estimated Amortization Expense
   Twelve months ended March 31, 2004                                    44,675
   Twelve months ended March 31, 2005                                    21,413
   Twelve months ended March 31, 2006                                    12,447
   Twelve months ended March 31, 2007                                     8,269
   Twelve months ended March 31, 2008                                     5,884

NOTE 5 - GOODWILL

The changes in the carrying amount of goodwill for the three months ended March 31, 2003 are as follows:

Balance as of December 31, 2002                 $50,932
Earnouts from previous acquisitions                 216
                                                -------
Balance as of March 31, 2003                    $51,148
                                                =======

NOTE 6- ACQUISITIONS

Effective June 13, 2002, the Company acquired Columbia National, Incorporated ("Columbia"), a Maryland corporation. In consideration of the acquisition, the shareholders of Columbia received $37 million in cash. Prior to the acquisition, Columbia was an independent mortgage lender based in Columbia, Maryland. Columbia now operates as a wholly-owned subsidiary of American Home. Columbia engages in the origination, sale and servicing of residential first mortgage loans.

The following table summarizes the required disclosures of the pro forma combined entity, as if the merger occurred at the beginning of the year for the three months ended March 31, 2002:

Revenue                                               $53,260
Income before income taxes and minority interest      $11,509
Net income                                            $ 7,288
Earnings per share - basic                              $0.60
Earnings per share - diluted                            $0.58

During February 2003, the Company purchased the retail mortgage lending branches of Principal Residential Mortgage, Inc. (the "Principal Branches"). The Company paid $2.4 million in cash for the current application pipeline and the assets of the Principal Branches consisting of 75 branches in 21 states.

NOTE 7- STOCK OPTIONS

In 1999, the Company established the 1999 Omnibus Stock Option Plan (the "Plan"). Pursuant to the Plan, employees, officers and directors are offered the opportunity to acquire the Company's common stock through the grant of options and the award of restricted stock under the Plan. The total number of shares that may be optioned or awarded under the Plan is 2,250,000 shares of common stock. The Plan provides for the granting of options at the fair market value at the date of grant. The options issued generally vest 50% on the two-year anniversary of the grant date and 50% on the three-year anniversary of the grant date and expire ten years from the grant date.

The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense is recognized when the exercise prices of the options equals the fair value (market price) of the underlying stock on the date of grant. The Plan is a compensatory stock option plan. There was no intrinsic value of the options granted, as the exercise price was equal to the quoted market price at the grant date. No compensation cost has been recognized for the three months ended March 31, 2003 and 2002.

Under the Plan, the Company awarded 68,210 and 50,001 shares of restricted stock during 2002 and 1999, respectively. During the three months ended March 31, 2003, the Company recognized compensation expense of $123 thousand relating to restricted shares. At March 31, 2003, 50,001 shares are vested. In general, unvested restricted stock is forfeited upon the recipient's termination of employment.

Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company's interim condensed consolidated statements of income, in accordance with APB No. 25. If these amounts were included, the Company's pro forma net income and the related basic and diluted earnings per share would have been as follows:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,

                                                      2003         2002
                                                    --------     --------
Net income, as reported                             $ 16,313     $  6,704

Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               134          142
                                                    --------     --------
Pro forma net income                                $ 16,179     $  6,562
                                                    ========     ========

Earnings per share:
    Basic - as reported                             $   0.97     $   0.56
    Basic - pro forma                               $   0.97     $   0.54

    Diluted - as reported                           $   0.96     $   0.54
    Diluted - pro forma                             $   0.95     $   0.52

There were no options granted during the three months ended March 31, 2003. The weighted-average fair value of options granted during the three months ended March 31, 2002 was $4.33. The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

                                                  2002
Dividend yield                                     3.0%
Expected volatility                               54.0%
Risk-free interest rate                            5.0%
Expected life                                  3 years

NOTE 8 - SEGMENTS

The Company has two segments, the Loan Production Segment and the Loan Servicing Segment. The Loan Production Segment originates mortgage loans through the Company's retail and Internet branches and loans sourced through mortgage brokers (wholesale channel). The Loan Servicing Segment includes investments in mortgage servicing rights as well as servicing operations primarily for other financial institutions. The Loan Servicing Segment was immaterial prior to the acquisition of Columbia in June 2002 and thus the Loan Servicing Segment results are included in the Loan Production Segment results in prior periods.

                                                         THREE MONTHS ENDED MARCH 31,
                                                           2003               2002
                                                      --------------   -----------------
LOAN PRODUCTION SEGMENT

Revenues:
  Gain on sale of mortgage loans                      $       88,211   $          30,633
  Interest income - net                                       11,555               2,997
  Other                                                        2,928                 312
                                                      --------------   -----------------

    Total revenues                                           102,694              33,942

Expenses:
  Salaries, commissions and benefits - net                    43,841              15,002
  Occupancy and equipment                                      5,492               2,381
  Data processing and communications                           3,052               1,434
  Office supplies and expenses                                 2,664               1,136
  Marketing and promotion                                      2,797               1,576
  Travel and entertainment                                     1,986                 655
  Professional fees                                            1,709                 535
  Other                                                        3,027                 688
                                                      --------------   -----------------

Operating expenses                                            64,568              23,407
                                                      --------------   -----------------

Net income before income taxes and minority
  interest in income of consolidated joint ventures           38,126              10,535

Income taxes                                                  15,584               3,719
Minority interest in income of consolidated
   joint ventures                                                232                 112
                                                      --------------   -----------------

Net income                                            $       22,310   $           6,704
                                                      ==============   =================

                                                      MARCH 31, 2003   DECEMBER 31, 2002
                                                      --------------   -----------------
Segment assets                                        $    1,174,587   $         997,826
                                                      ==============   =================

                                              THREE MONTHS ENDED MARCH 31,
                                                2003               2002
                                           --------------    -----------------
LOAN SERVICING SEGMENT

Revenues:
  Servicing revenue                        $        8,481    $              --
  Gain on Ginnie Mae early buy-out sales            3,616                   --
  Amortization and impairment                     (18,482)                  --
                                           --------------    -----------------
      Net loan servicing fees (loss)               (6,385)                  --

  Interest expense - net                           (1,755)                  --
                                           --------------    -----------------

    Total revenues                                 (8,140)                  --

Expenses:
  Salaries and benefits - net                         806                   --
  Occupancy and equipment                             131                   --
  Data processing and communications                   27                   --
  Office supplies and expenses                        359                   --
  Marketing and promotion                               2                   --
  Travel and entertainment                              1                   --
  Professional fees                                   132                   --
  Other                                               406                   --
                                           --------------    -----------------

Operating expenses                                  1,864                   --
                                           --------------    -----------------

Net loss before income tax benefit                (10,004)                  --

Income tax benefit                                 (4,007)                  --
                                           --------------    -----------------

Net loss                                   $       (5,997)   $              --
                                           ==============    =================

                                           MARCH 31, 2003    DECEMBER 31, 2002
                                           --------------    -----------------
Segment assets                             $      145,662    $         121,224
                                           ==============    =================

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"), which expands on the accounting guidance of SFAS No. 5, "Accounting for Contingencies," SFAS No. 57, "Related Party Disclosures," and SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." FIN No. 45 elaborates on the disclosures to be made by a guarantor about its obligations under certain guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The implementation of FIN No. 45 did not have a material impact to the Company's consolidated financial statements.

The Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities, a Clarification of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements" ("FIN No. 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs") when specific characteristics are met. FIN No. 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 are effective February 1, 2003 for new and modified VIEs and July 1, 2003 for other entities. Management believes that the implementation of FIN No. 46 will not have a material effect on the Company.

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company is currently in the process of evaluating the impact SFAS No. 149 may have on its consolidated financial statements.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The Company is an independent retail mortgage banking company primarily engaged in the business of originating, selling and servicing residential mortgage loans. The Company offers a broad array of residential mortgage products targeted primarily to high-credit-quality borrowers. As of March 31, 2003, the Company made loans from 206 community loan offices across the country as well as over the Internet and through mortgage brokers. The Company operates primarily as a mortgage banker, underwriting, funding and selling its loan products.

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

Net income for the three months ended March 31, 2003 was $16.3 million or $0.96 per share on a diluted basis, compared to $6.7 million or $0.54 per share for the same period in 2002.

Loan originations increased 126% in the three months ended March 31, 2003, totaling $4.3 billion (including $1.0 billion and $184 million attributable to Columbia and the Principal Branches, respectively) compared to $1.9 billion in the same period in 2002.

CRITICAL ACCOUNTING ESTIMATES

MORTGAGE LOANS HELD FOR SALE - Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The hedged mortgage loans are carried at fair value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis, less an estimate of the costs to complete the loan, less the deferral of fees and points received, plus the deferral of certain direct loan origination costs. The unhedged mortgage loans are carried at the lower of cost or fair value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis, less the deferral of fees and points received, plus the deferral of certain direct loan origination costs. Gains or losses on such sales are recognized at the time legal title transfers to the investor and are based upon the difference between the sales proceeds from the final investor and the adjusted book value of the loan sold.

MORTGAGE SERVICING RIGHTS - When the Company acquires servicing assets through either purchase or origination of loans and sells or securitizes those loans with servicing assets retained, the total cost of the loans is allocated to the servicing assets and the loans (without the servicing assets) based on their relative fair values. The amount attributable to the servicing assets is capitalized as mortgage servicing rights ("MSRs") on the consolidated balance sheets. The MSRs are amortized to expense in proportion to and over the period of estimated net servicing income.

The MSRs are assessed for impairment based on the fair value of those assets. The Company estimates fair value of the servicing assets by obtaining market information from one of the primary mortgage servicing rights brokers. When the book value of capitalized servicing assets exceeds their fair value, impairment is recognized through a valuation allowance. In determining impairment, the mortgage servicing portfolio is stratified by the predominant risk characteristic of the underlying mortgage loans. The Company has determined that the predominant risk characteristic is the interest rate on the underlying loan. The Company measures impairment for each stratum by comparing the estimated fair value to the recorded book value. Temporary impairment is recorded through a valuation allowance and amortization expense in the period of occurrence. In addition, the Company periodically evaluates its mortgage servicing rights for other than temporary impairment to determine if the carrying value before the application of the valuation allowance is recoverable. When the Company determines that a portion of the mortgage servicing rights is not recoverable, the related mortgage servicing rights and the previously established valuation allowance are correspondingly reduced to reflect other than temporary impairment.

DERIVATIVE FINANCIAL INSTRUMENTS - The Company has developed risk management programs and processes designed to manage market risk associated with normal business activities.

Risk Management of the Mortgage Pipeline. The Company's mortgage-committed pipeline includes interest rate lock commitments ("IRLCs") that have been extended to borrowers who have applied for loan funding and meet certain defined credit and underwriting criteria. Effective with the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, the Company classifies and accounts for the IRLCs as free-standing derivatives. Accordingly, IRLCs are recorded at fair value with changes in fair value recorded to current earnings. The fair value of the IRLCs is determined by an estimate of the ultimate gain on sale of the loans net of estimated net costs remaining to originate the loan. The Company uses other derivative instruments, including mortgage forward delivery contracts and treasury futures options, to economically hedge the IRLCs, which are also classified and accounted for as free-standing derivatives and thus are recorded at fair value with the changes in fair value recorded to current earnings.

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

GOODWILL - Goodwill represents the excess purchase price over the fair value of net assets stemming from business acquisitions, including identifiable intangibles. The Company will test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company tests for impairment by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation includes a forecast of the expected future loan originations and the related revenues and expense. These cash flows are discounted using a rate that is estimated to be a weighted average cost of capital for similar mortgage companies. The Company further tests to ensure that the fair value of all its business units does not exceed its total market capitalization.

RESULTS OF OPERATIONS

      THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED
                                 MARCH 31, 2002

The following table sets forth, for the periods indicated, the Company's Loan Production Segment's operating results, including percentage of total revenues. Any trends illustrated in the following table are not necessarily indicative of future results.

LOAN PRODUCTION  SEGMENT                                         THREE MONTHS ENDED MARCH 31,
                                                                   2003               2002
                                                                    (DOLLARS IN MILLIONS)
                                                             ----------------------------------
RESULTS OF OPERATIONS:
Gain on sales of mortgage loans ..........................   $ 88.2     85.9%   $ 30.6     90.3%
Interest income, net .....................................     11.6     11.2       3.0      8.8
Other ....................................................      2.9      2.9       0.3      0.9
                                                             ------             ------
     Total revenues ......................................    102.7    100.0      33.9    100.0
                                                             ------             ------

Salaries, commissions and benefits, net ..................     43.8     42.7      15.0     44.2
Occupancy and equipment ..................................      5.5      5.4       2.4      7.0
Data processing and communications .......................      3.1      3.0       1.4      4.2
Office supplies and expenses .............................      2.7      2.6       1.1      3.4
Marketing and promotion ..................................      2.8      2.7       1.6      4.7
Travel and entertainment .................................      2.0      1.9       0.7      1.9
Professional fees ........................................      1.7      1.7       0.5      1.6
Other ....................................................      3.0      2.9       0.7      2.0
                                                             ------             ------
     Total expenses ......................................     64.6     62.9      23.4     69.0
                                                             ------             ------

Income before income taxes and minority interest in
     income of in consolidated joint ventures ............     38.1     37.1      10.5     31.0
Income taxes .............................................     15.6     15.2       3.7     11.0
Minority interest in income of consolidated joint ventures      0.2      0.2       0.1      0.3
                                                             ------             ------
Net income ...............................................   $ 22.3     21.7%   $  6.7     19.7%
                                                             ======             ======

The following table sets forth, for the periods indicated, the Company's Loan Servicing Segment's operating results. Any trends illustrated in the following table are not necessarily indicative of future results. The Loan Servicing Segment was immaterial prior to the acquisition of Columbia in June of 2002 and thus the Loan Servicing Segment results are included in the Loan Production Segment results in prior periods.

LOAN SERVICING SEGMENT                                      THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            2003           2002
                                                           (DOLLARS IN MILLIONS)
                                                           ---------------------
RESULTS OF OPERATIONS:
Loan servicing fees ....................................   $  8.5         $   --
Gain on Ginnie Mae early buy-out sales .................      3.6             --
Amortization and impairment of mortgage servicing rights    (18.5)            --
                                                           ------         ------
   Net loan servicing fees (loss) ......................     (6.4)            --
                                                           ------         ------

Interest expense, net ..................................     (1.7)            --
                                                           ------         ------
   Total revenues ......................................     (8.1)            --
                                                           ------         ------

Salaries and benefits, net .............................      0.8             --
Office supplies and expenses ...........................      0.4             --
Occupancy and equipment ................................      0.1             --
Professional fees ......................................      0.1             --
Other ..................................................      0.5             --
                                                           ------         ------
   Total expenses ......................................      1.9             --
                                                           ------         ------

Loss before income tax benefit .........................    (10.0)            --
Income tax benefit .....................................     (4.0)            --
                                                           ------         ------
Net loss ...............................................   $ (6.0)        $   --
                                                           ======         ======

Loan Production Segment

REVENUES

The Loan Production Segment total revenues for the quarter ended March 31, 2003, were $102.7 million compared to $33.9 million in 2002, an increase of $68.8 million, or 202.6%. The increase was a result of increases in gains on sale of mortgage loans, net interest income and other income.

Gain on sales of mortgage loans increased to $88.2 million for the first quarter of 2003 from $30.6 million for the first quarter of 2002, an increase of $57.6 million, or 188.0%. In general, the increase was the result of higher originations, sales and pipeline values, as well as improved margins. The higher volumes were a result of lower interest rates, which generated higher purchase and refinance volumes from existing locations, and the acquisition of Columbia.

Interest income, net, increased to $11.6 million for the first quarter of 2003 from $3.0 million for the first quarter of 2002, an increase of $8.6 million, or 285.6%. The increase resulted primarily from an increase in loans held for sale and an increase in the Company's interest rate spread on loans held for sale.

Other revenue totaled $2.9 million for the first quarter of 2003 compared to $0.3 million for the first quarter of 2002. For the quarter ended March 31, 2003, other income primarily consists of fulfillment fees of $1.9 million and revenue from title services in the amount of $0.5 million. Fulfillment fees of approximately $1.9 million represent non-recurring fees received from Principal Residential Mortgage, Inc. ("PRM") for loans closed by the Company on behalf of PRM. As part of the agreement to acquire the retail branches of PRM (the "Principal Branches"), the Company agreed to assume the costs incurred to close out PRM's application pipeline as of the date of the agreement on behalf of PRM for a per loan fee. For the quarter ended March 31, 2002, other income primarily consists of volume incentive bonuses received from loan purchasers.

EXPENSES

Salaries, commissions and benefits increased to $43.8 million for the first quarter of 2003 from $15.0 million for the first quarter of 2002, an increase of $28.8 million, or 192.2%. The increase was largely due to the inclusion of expenses of Columbia, increased staffing levels and overtime due to increased loan volumes, as well as the increase in loan officers due to the acquisition of the Principal Branches.

Occupancy and equipment expenses increased to $5.5 million for the first quarter of 2003 from $2.4 million for the first quarter of 2002, an increase of $3.1 million, or 130.7%. The increase in costs reflects the inclusion of expenses of Columbia and the Principal Branches, the opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

Data processing and communication costs increased to $3.1 million for the first quarter of 2003 from $1.4 million for the first quarter of 2002, an increase of $1.6 million, or 112.8%. The increase was a result of the opening of new community loan offices and the inclusion of expenses of Columbia and the Principal Branches.

Office supplies and expenses increased to $2.7 million for the first quarter of 2003 from $1.1 million for the first quarter of 2002, an increase of $1.5 million, or 134.4%. The increase was a result of the opening of new community loan offices and the inclusion of expenses of Columbia and Principal the Branches.

Marketing and promotion expenses increased to $2.8 million for the first quarter of 2003 from $1.6 million for the first quarter of 2002, an increase of $1.2 million, or 77.4%. The increase was primarily due to increased loan volume and an increase in promotional expense attributable to the acquisition of the Principal Branches.

Travel and entertainment expenses increased to $2.0 million for the first quarter of 2003 from $0.7 million for the first quarter of 2002, an increase of $1.3 million, or 203.1%. This increase was primarily due to the inclusion of expenses of Columbia and the addition of new loan originators due to the acquisition of the Principal Branches.

Professional fees increased to $1.7 million for the first quarter of 2003 from $0.5 million for the first quarter of 2002, an increase of $1.2 million, or 219.3%. This increase was primarily due to the inclusion of expenses of Columbia.

Other expenses increased to $3.0 million for the first quarter of 2003 from $0.7 million for the first quarter of 2002, an increase of $2.3 million, or 340.1%. These expenses, which consist generally of insurance, indemnification and foreclosure costs, outside services, storage and moving expenses and licenses and permits, increased as a result of the inclusion of Columbia, the opening of new community offices and higher loan production.

Income taxes increased to $15.6 million for the first quarter of 2003 from $3.7 million for the first quarter of 2002, an increase of $11.9 million, or 319.0%.

Loan Servicing Segment

The Loan Servicing Segment was immaterial prior to the acquisition of Columbia in June of 2002 and thus the Loan Servicing Segment results are included in the Loan Production Segment results in prior periods.

The Loan Servicing Segment's total revenues for the quarter ended March 31, 2003, were a loss of $8.1 million which included a net loan servicing fees loss of $6.4 million and interest expense, net, of $1.7 million.

Net loan servicing fees was a loss of $6.4 million for the first quarter of 2003. The servicing losses are a result of the reduction in interest rates since the acquisition which resulted in both faster actual prepayments and higher forecasted future prepayments than what were expected at the time of the acquisition. The loss for the first quarter of 2003 resulted primarily from amortization of $12.8 million and an additional temporary impairment provision of $5.7 million, increasing the impairment reserve to $15.9 million at March 31, 2003 from $10.2 million at December 31, 2002. The impairment provision is due to a reduction in the fair value of servicing rights attributable to an increase in estimated future prepayment speeds. The amortization of $12.8 million is a result of faster than expected loan repayments.

Total Loan Servicing Segment expenses are associated with the administration of the servicing portfolio acquired through the Columbia acquisition in June 2002.

Income tax benefit was $4.0 million for the first quarter of 2003.

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

The documents governing the Company's warehouse facilities contain a number of compensating balance requirements and restrictive financial and other covenants that, among other things, require the Company to maintain a minimum ratio of total liabilities to tangible net worth and maintain a minimum level of tangible net worth, liquidity, stockholders' equity and leverage ratios, as well as to comply with applicable regulatory and investor requirements. The facility agreements also contain covenants limiting the ability of the Company's subsidiaries to:

      o     transfer or sell assets; and

      o     create liens on the collateral,

without obtaining the prior consent of the lenders, which consent may not be unreasonably withheld. These limits on its subsidiaries may in turn restrict American Home's ability, as the holding company, to pay cash or stock dividends on its stock.

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

As of March 31, 2003, the Company's aggregate warehouse facility borrowings were $901.7 million (including $17.8 million of borrowings under a working capital sub-limit) and its outstanding drafts payable were $50.3 million, compared to $728.5 million in borrowings under warehouse facilities (including $15.1 million of borrowings under a working capital sub-limit) and $42.6 million in drafts payable as of December 31, 2002. At March 31, 2003, the aggregate amount available for additional borrowings under the warehouse facilities was $373 million. At March 31, 2003, its loans held for sale were $1.0 billion compared to $811.2 million at December 31, 2002.

In addition to the Paine Webber, CDC, RFC and Morgan Stanley warehouse facilities, the Company has purchase and sale agreements with Paine Webber, Greenwich Capital Financial Products, Inc. and Fannie Mae. These agreements allow the Company to accelerate the sale of its mortgage loan inventory resulting in a more effective use of the warehouse facility. The Company has a combined capacity up to $1.0 billion under these purchase and sale agreements. Amounts sold and being held under these agreements at March 31, 2003 and December 31, 2002 were $512 million and $801 million, respectively. At March 31, 2003, the amount unused and available under these agreements was $388 million. These agreements are not committed facilities and may be terminated at the discretion of the counterparties.

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

The Company also has a $75 million term loan facility with a bank syndicate led by RFC which the Company uses to finance its mortgage servicing rights. The term loan facility expires on May 31, 2003. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At March 31, 2003 and December 31, 2002, borrowings under the Company's term loan were $63.7 million and $66.0 million, respectively.

Cash and cash equivalents increased to $31.0 million at March 31, 2003, from $24.4 million at December 31, 2002.

The Company's primary sources of cash and cash equivalents during the quarter ended March 31, 2003, were as follows:

      o     $173.3 million increase in warehouse lines of credit;

      o     $ 7.7 million increase in drafts payable;

      o     $ 4.9 million increase in accrued expenses and other liabilities;
            and

      o     $ 3.0 million decrease in accounts receivable.

The Company's primary uses of cash and cash equivalents during the quarter ended March 31, 2003, were as follows:

      o     $199.9 million net increase in mortgage loans held for sale;

      o     $ 5.8 million increase in mortgage servicing rights;

      o     $ 2.5 million decrease in notes payable; and

      o $ 2.3 million to purchase furniture and office and computer equipment for new branch offices.


COMMITMENTS

The Company had the following commitments (excluding derivative financial instruments) at March 31, 2003:

                                      Less Than                                After
                            Total      1 Year     1 - 3 Years   4 - 5 Years   5 Years
                           --------   ---------   -----------   -----------   -------
                                                (in thousands)
Warehouse facilities ...   $901,741   $ 901,741   $        --   $        --   $    --

Operating leases .......     16,904       6,813         7,296         2,601       194

Notes payable ..........     65,802      64,288           594           184       736

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

The following tables summarize the Company's interest rate sensitive instruments:

                                          MARCH 31, 2003           DECEMBER 31, 2002
                                     -----------------------    -----------------------
                                      NOTIONAL                   NOTIONAL
                                       AMOUNT     FAIR VALUE      AMOUNT     FAIR VALUE
                                     ----------   ----------    ----------   ----------
                                                       (in thousands)
Commitments to fund mortgages
   at agreed-upon rates ..........   $2,360,335   $   37,453    $1,644,701   $   29,345
Loans held for sale ..............      977,235    1,013,090       788,191      815,050
Mortgage servicing rights ........    7,921,734       96,373     8,541,790      109,023
Forward delivery commitments .....    2,615,860       (1,463)    1,763,450       (9,070)
Option contracts to buy securities      500,000          554       150,000          725

The Company has total commitments to lend of $5.3 billion at March 31, 2003.

A detailed discussion of market risk is provided in the Company's Annual Report on Form 10-K for the period ended December 31, 2002.

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

                            PART II-OTHER INFORMATION

                                     ITEM 2.

                    CHANGES IN SECURITIES AND USE OF PROCEEDS

The following is a description of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which were sold during the quarter ended March 31, 2003.

The Company acquired First Home Mortgage Corp. ("First Home") on June 30, 2000. In addition to the shares paid to former First Home shareholders as initial consideration, the Company is required to issue unregistered shares of common stock to the former shareholders as additional consideration under the earnout provisions of the merger agreement. On January 2, 2003, pursuant to these earnout provisions, the Company issued an aggregate of 7,227 shares of common stock to such shareholders as additional consideration. In addition, on February 15, 2003, the Company issued an aggregate of 6,600 shares of common stock to such shareholders pursuant to the earnout provisions. These securities were exempt from registration under Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.

                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

      Exhibit 99.1      Certification of Chief Executive Officer

      Exhibit 99.2      Certification of Chief Financial Officer

(b)   Reports on Form 8-K.

During the quarter ended March 31, 2003, the Company filed a Report on Form 8-K on February 6, 2003. The Report on Form 8-K reported that the Company entered into a definitive agreement to purchase the retail branches of Principal Residential Mortgage, Inc., under Item 5 of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN HOME MORTGAGE HOLDINGS, INC.
                                                     (Registrant)

Date: May 15, 2003                      By:      /s/ Michael Strauss
                                            ------------------------------------
                                                     Michael Strauss
                                            Chairman of the Board, President
                                              and Chief Executive Officer


Date: May 15, 2003                      By:       /s/ Stephen A. Hozie
                                            ------------------------------------
                                                      Stephen A. Hozie
                                                  Chief Financial Officer

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


/s/ Michael Strauss
-----------------------------------
Michael Strauss
Chief Executive Officer
May 15, 2003

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


/s/ Stephen A. Hozie
-----------------------------------
Stephen A. Hozie
Chief Financial Officer
May 15, 2003