Form 10-Q
period 2003-06-30
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2003-08-15
CIK 1089504

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

       [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    For the quarterly period ended June 30, 2003

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

            As of June 30, 2003, 17,204,049 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

               AMERICAN HOME MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                      INDEX

PART I-FINANCIAL INFORMATION



Item 1. Interim Condensed Consolidated Financial Statements

        Interim Condensed Consolidated Balance Sheets (unaudited) - June 30,
            2003 and December 31, 2002.........................................1

        Interim Condensed Consolidated Statements of Income (unaudited) -
            Three and six months ended June 30, 2003 and 2002..................2

        Interim Condensed Consolidated Statements of Cash Flows
            (unaudited) - Six months ended June 30, 2003 and 2002..............3

        Notes to Interim Condensed Consolidated Financial Statements
            (unaudited)........................................................4

        Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..............................12

        Item 3. Quantitative and Qualitative Disclosures about Market Risk
            ..................................................................24

        Item 4. Controls and Procedures.......................................25

PART II-OTHER INFORMATION

        Item 2. Changes in Securities and Use of Proceeds.....................26

        Item 4. Submission of Matters to a Vote of Security Holders...........26

        Item 5. Other Information........... .................................27

        Item 6. Exhibits and Reports on Form 8-K..............................27

SIGNATURES

EXHIBITS

                                     ITEM 1.

                INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except per share amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                         June 30,   December 31,
                                                           2003         2002
                                                        ---------- -------------
ASSETS

Cash and cash equivalents                                $ 38,834   $    24,416
Accounts receivable and servicing advances                 65,125        72,563
Mortgage loans held for sale, net                       1,700,880       811,188
Mortgage loans held for investment, net                     1,192         1,714
Mortgage servicing rights, net                             82,388       109,023
Premises and equipment, net                                15,537        13,001
Goodwill                                                   54,552        50,932
Derivative assets                                          44,874        30,071
Real estate owned                                           1,002           629
Other assets                                                7,188         5,513
                                                        ----------  -----------
TOTAL ASSETS                                            $2,011,572  $ 1,119,050
                                                        ==========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
     Warehouse lines of credit                          $1,534,777  $   728,466
     Notes payable                                          55,436       68,261
     Drafts payable                                         67,768       42,599
     Accrued expenses and other liabilities                 81,415       64,945
     Derivative liabilities                                      -        7,204
     Income taxes payable                                   62,398       42,955
                                                        ----------  ------------
          Total liabilities                              1,801,794      954,430
                                                        ----------  -----------

COMMITMENTS AND CONTINGENCIES                                   --            --

MINORITY INTEREST                                              618          524

STOCKHOLDERS' EQUITY:
     Preferred stock, $1.00 per share par value,
          1,000,000 shares authorized, none issued
          and outstanding                                       --           --
     Common stock, $.01 per share par value, 19,000,000
          shares authorized, 17,204,049 and 16,717,459
          shares issued and outstanding, respectively          172          167
     Additional paid-in capital                            100,169       95,785
     Retained earnings                                     108,819       68,144
                                                        ----------  ------------
          Total stockholders' equity                       209,160      164,096
                                                        ----------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $2,011,572  $ 1,119,050
                                                        ==========  ============

See Notes to Interim Condensed Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in thousands, except per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                  Three Months Ended      Six Months Ended
                                                      June 30,                 June 30,
                                                 2003        2002        2003        2002
                                              ----------  ----------  ----------  ----------
REVENUES:
     Gain on sale of mortgage loans           $  129,282  $   35,127  $  217,493  $   65,760
     Interest income, net                         11,604       3,932      21,404       6,929
     Loan servicing fees                          11,091       1,569      23,188       1,569
     Amortization and impairment                 (23,758)       (848)    (42,240)       (848)
                                              ----------  ----------  ----------  ----------
        Net loan servicing fees                  (12,667)        721     (19,052)        721
     Other                                         1,241         688       4,169       1,000
                                              ----------  ----------  ----------  ----------
        Total revenues                           129,460      40,468     224,014      74,410
                                              ----------  ----------  ----------  ----------
EXPENSES:
     Salaries, commissions and benefits, net      54,206      17,939      98,853      32,940
     Occupancy and equipment                       6,679       3,406      12,302       5,787
     Data processing and communications            2,748       1,649       5,828       3,084
     Office supplies and expenses                  3,847       1,185       6,870       2,321
     Marketing and promotion                       2,805       1,976       5,604       3,552
     Travel and entertainment                      2,891         943       4,878       1,598
     Professional fees                             1,672       1,340       3,513       1,876
     Other                                         7,900       1,785      11,333       2,473
                                              ----------  ----------  ----------  ----------
        Total expenses                            82,748      30,223     149,181      53,631
                                              ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES AND MINORITY
     INTEREST IN INCOME OF CONSOLIDATED
     JOINT VENTURES                               46,712      10,245      74,833      20,779
INCOME TAXES                                      19,312       3,556      30,889       7,275
                                              ----------  ----------  ----------  ----------
NET INCOME BEFORE MINORITY INTEREST IN
     INCOME OF CONSOLIDATED JOINT VENTURES        27,400       6,689      43,944      13,504
MINORITY INTEREST IN INCOME OF CONSOLIDATED
     JOINT VENTURES                                  523         188         755         300
                                              ----------  ----------  ----------  ----------
NET INCOME                                    $   26,877  $    6,501  $   43,189  $   13,204
                                              ==========  ==========  ==========  ==========
Per share data:
     Basic                                    $     1.58  $     0.50  $     2.56  $     1.06
     Diluted                                  $     1.55  $     0.49  $     2.51  $     1.02
Weighted average number of shares - basic     16,980,679  12,912,523  16,866,454  12,491,933
Weighted average number of shares - diluted   17,347,833  13,401,391  17,182,392  12,981,866



See Notes to Interim Condensed Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                        Six Months Ended
                                                                            June 30,
                                                                      2003          2002
                                                                  -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $    43,189   $   13,204
    Adjustments to reconcile net income to net cash (used in)
      provided by operating activities:
         Depreciation and amortization                                  2,613        1,246
         Amortization and impairment of mortgage servicing rights      42,240          848
         Origination of mortgage loans held for sale              (10,176,396)  (3,658,655)
         Proceeds on sale of mortgage loans                         9,286,704    3,817,956
         Increase (decrease) in income taxes payable                   19,443       (7,787)
         Other                                                            245            -
         (Increase) decrease in operating assets:
           Accounts receivable                                          7,438       10,519
           Derivative assets                                          (14,803)     (13,744)
           Other assets                                                (1,675)      (7,945)
         Increase (decrease) in operating liabilities:
           Minority interest                                               94           91
           Accrued expenses and other liabilities                      16,479        3,626
           Derivative liabilities                                      (7,204)       6,986
                                                                     --------     --------
           Net cash (used in) provided by operating activities       (781,633)     166,345
                                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    (Purchase) sale of real estate owned, net                            (373)         224
    Purchases of premises and equipment, net                           (5,149)      (2,391)
    Acquisition of businesses, net of cash acquired                         -      (33,452)
    Earnouts related to previous acquisitions                            (550)      (8,635)
    Capitalization of mortgage servicing rights                       (15,605)      (4,489)
    Net sales of loans held for investment                                522            9
                                                                     --------     --------
           Net cash used in investing activities                      (21,155)     (48,734)
                                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in warehouse lines of credit                  806,311     (101,290)
    Increase (decrease) in drafts payable                              25,169      (22,989)
    Proceeds from issuance of capital stock                             1,065       38,631
    Dividends paid                                                     (2,514)        (722)
    Decrease in notes payable                                         (12,825)      (2,204)
                                                                     --------     --------
           Net cash provided by (used in) financing activities        817,206      (88,574)
                                                                     --------     --------
NET INCREASE IN CASH                                                   14,418       29,037
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         24,416       26,393
                                                                     --------     --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 38,834     $ 55,430
                                                                     ========     ========
SUPPLEMENTAL DISCLOSURE--CASH PAID FOR:
    Interest                                                         $ 18,985      $ 4,912
    Taxes                                                              12,723       15,153

See Notes to Interim Condensed Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
            NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except per share data)
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of American Home Mortgage Holdings, Inc. ("American Home") and its subsidiaries, American Home Mortgage Corp. ("AHM") and Columbia National, Incorporated ("Columbia") (collectively, the "Company"), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003. Certain prior year balances have been reclassified to conform with current year presentation.

The unaudited interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K for the year then ended.

NOTE 2 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding, assuming all potential dilutive shares of common stock were issued.

                                                          Three Months Ended June 30,              Six Months Ended June 30,
                                                           2003               2002                2003               2002
                                                     ------------------ ------------------  ------------------ ------------------
Numerator for basic earnings per share - Net income     $   26,877         $    6,501             $   43,189         $   13,204
                                                        ==========         ==========             ==========         ==========

Denominator:
  Denominator for basic earnings per share
  Weighted average number of shares of common
    stock outstanding during the period                 16,980,679         12,912,523             16,866,454         12,491,933

Net effect of dilutive stock options                       367,154            488,868                315,938            489,933
                                                        ----------         ----------             ----------         ----------
Denominator for diluted earnings per share              17,347,833         13,401,391             17,182,392         12,981,866
                                                        ==========         ==========             ==========         ==========

Net income per share:

  Basic                                                 $     1.58         $     0.50             $     2.56         $     1.06
  Diluted                                               $     1.55         $     0.49             $     2.51         $     1.02

An aggregate of approximately 113,000 and 45,000 employee stock options and restricted shares for the three months ended June 30, 2003 and 2002, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. An aggregate of approximately 256,000 and 45,000 employee stock options and shares of restricted common stock for the six months ended June 30, 2003 and 2002, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

NOTE 3 - DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES

The following table summarizes derivative assets and liabilities at June 30, 2003 and December 31, 2002:

                                                     June 30,      December 31,
                                                       2003            2002
                                                   -------------   -------------
Derivative Assets
Interest rate lock commitments                     $     27,311    $     29,346
Options on treasury future contracts                          -             725
Forward delivery contracts - Loan commitments            17,563               -
Forward delivery contracts - Loans held for sale(1)         736               -
                                                   -------------   -------------
     Total Derivative Assets                       $     45,610    $     30,071
                                                   =============   =============

Derivative Liabilities
Forward delivery contracts - Loan commitments      $          -    $     (7,204)
Forward delivery contracts - Loans held for sale(1)           -          (1,866)
                                                   -------------   -------------
     Total Derivative Liabilities                  $          -    $     (9,070)
                                                   =============   =============

(1)   This amount is included in loans held for sale.

At June 30, 2003, the notional amount of forward delivery commitments amounted to approximately $4.3 billion. These contracts have a high correlation to the price movement of the loans being hedged.


NOTE 4 - MORTGAGE SERVICING RIGHTS

Mortgage servicing rights activity for the three months and six months ended June 30, 2003 was as follows:

                                       Three Months Ended    Six Months Ended
                                         June 30, 2003        June 30, 2003
                                       -------------------  -------------------
Mortgage Servicing Rights
Balance at beginning of period                  $ 112,288            $ 119,225
Additions                                           9,773               15,605
Amortization                                      (17,286)             (30,055)
                                       -------------------  -------------------
Balance at end of period                        $ 104,775            $ 104,775
                                       -------------------  -------------------

Impairment Allowance
Balance at beginning of period                  $ (15,915)           $ (10,202)
Impairment provision                               (6,472)             (12,185)
                                       -------------------  -------------------
Balance at end of period                        $ (22,387)           $ (22,387)
                                       -------------------  -------------------
Total                                            $ 82,388             $ 82,388
                                       ===================  ===================

Aggregate Amortization Expense
------------------------------
   Six months ended June 30, 2003                          $ 30,054

Estimated Amortization Expense
------------------------------
   Twelve months ended June 30, 2004                         26,927
   Twelve months ended June 30, 2005                         18,231
   Twelve months ended June 30, 2006                         13,097
   Twelve months ended June 30, 2007                          9,849
   Twelve months ended June 30, 2008                          7,544

NOTE 5 - GOODWILL

The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows:

            Balance as of December 31, 2002         $ 50,932
            Earnouts from previous acquisitions        3,620
                                                    --------
            Balance as of June 30, 2003             $ 54,552
                                                    ========

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

The following table summarizes the required disclosures of the pro forma combined entity, as if the merger occurred at the beginning of the year for the three and six months ended June 30, 2002:

                                            Three Months                Six Months
                                         Ended June 30, 2002       Ended June 30, 2002
                                         -------------------       -------------------
Revenue                                        $56,354                 $ 109,614
Income before income taxes and minority
interest                                       $11,760                 $  23,269
Net income                                     $ 7,409                 $  14,697
Earnings per share - basic                       $0.57                     $1.18
Earnings per share - diluted                     $0.55                     $1.13

In February 2003, the Company purchased the retail mortgage lending branches of Principal Residential Mortgage, Inc. (the "Principal Branches"). The Company paid $2.4 million in cash for the current application pipeline and the assets of the Principal Branches consisting of 75 branches in 21 states.

In June 2003, the Company purchased the retail, wholesale and internet mortgage lending branches of American Mortgage LLC (the "American Mortgage Branches"). The Company paid $1.6 million in cash and received the current application pipeline of the American Mortgage Branches including $550 million of locked loan applications.

NOTE 7- STOCK OPTIONS

In 1999, the Company established the 1999 Omnibus Stock Option Plan (the "Plan"). Pursuant to the Plan, employees, officers and directors are offered the opportunity to acquire the Company's common stock through the grant of options and the award of shares of restricted stock under the Plan. The total number of shares that may be optioned or awarded under the Plan is 2,250,000 shares of common stock. The Plan provides for the granting of options at the fair market value at the date of grant. The options issued generally vest 50% on the two-year anniversary of the grant date and 50% on the three-year anniversary of the grant date and expire ten years from the grant date.

The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense is recognized when the exercise prices of the options equals or exceeds the fair value (market price) of the underlying stock on the date of grant. The Plan is a compensatory stock option plan. There was no intrinsic value of the options granted, as the exercise price was equal to the quoted market price at the grant date. No compensation cost has been recognized for the six months ended June 30, 2003 and 2002.

Under the Plan, the Company awarded 68,210 and 50,001 shares of restricted stock during 2002 and 1999, respectively. During the three months and six months ended June 30, 2003, the Company recognized compensation expense of $123 thousand and $245 thousand, respectively, relating to shares of restricted stock. At June 30, 2003, 50,001 shares of restricted stock are vested. In general, unvested shares of restricted stock are forfeited upon the recipient's termination of employment.

Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS No. 123 specifies certain valuation techniques that produce estimated compensation charges for purposes of valuing stock option grants. These amounts have not been included in the Company's interim condensed consolidated statements of income, in accordance with APB No. 25. If these amounts were included, the Company's pro forma net income and the related basic and diluted earnings per share would have been as follows:

                                  Three Months Ended June 30,  Six Months Ended June 30,
                                      2003         2002            2003          2002
                                  ------------ --------------  ------------ --------------

Net income, as reported             $ 26,877      $ 6,501        $ 43,189      $ 13,204

Less: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects                                  129          158             263           300
                                    --------      -------        --------      --------

Pro forma net income                $ 26,748      $ 6,343        $ 42,926      $ 12,904
                                    ========      =======        ========      ========

Earnings per share:
    Basic - as reported               $ 1.58       $ 0.50          $ 2.56        $ 1.06
    Basic - pro forma                 $ 1.58       $ 0.49          $ 2.55        $ 1.03

    Diluted - as reported             $ 1.55       $ 0.49          $ 2.51        $ 1.02
    Diluted - pro forma               $ 1.54       $ 0.47          $ 2.50        $ 0.99

There were 116,876 options granted during the three months and six months ended June 30, 2003. The weighted average fair value of options granted during the three months and six months ended June 30, 2003 was $3.59. The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

      Dividend yield                 3.0%

      Expected volatility           47.0%

      Risk-free interest rate        5.0%

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

                                            Three Months Ended June 30,  Six Months Ended June 30,
                                                2003          2002          2003          2002
                                            ------------ --------------  ---------- --------------
Loan Production Segment
Revenues:
  Gain on sale of mortgage loans               $ 129,282    $ 35,127      $ 217,493    $ 65,760
  Interest income - net                           13,588       4,080         25,143       7,078
  Other                                            1,241         688          4,169       1,000
                                               ---------    --------      ---------   ---------
    Total revenues                               144,111      39,895        246,805      73,838
Expenses:
  Salaries, commissions and benefits - net        53,284      17,804         97,125      32,806
  Occupancy and equipment                          6,626       3,384         12,118       5,765
  Data processing and communications               2,725       1,647          5,777       3,081
  Office supplies and expenses                     3,500       1,138          6,164       2,275
  Marketing and promotion                          2,796       1,976          5,593       3,552
  Travel and entertainment                         2,888         943          4,874       1,598
  Professional fees                                1,491       1,317          3,200       1,853
  Other                                            6,659       1,658          9,686       2,345
                                               ---------    --------      ---------   ---------
Operating expenses                                79,969      29,867        144,537      53,275
                                               ---------    --------      ---------   ---------
Net income before income taxes and minority
  interest in income of consolidated joint
  ventures                                        64,142      10,028        102,268      20,563
Income taxes                                      26,279       3,556         41,863       7,275
Minority interest in income of consolidated
   joint ventures                                    523         188            755         300
                                               ---------    --------      ---------   ---------
Net income                                     $  37,340     $ 6,284       $ 59,650    $ 12,988
                                               =========    ========      =========   =========

                                           June 30, 2003          December 31, 2002

Segment assets                               $ 1,888,665                  $ 997,826
                                             ===========                  =========

                                          Three Months Ended June 30,    Six Months Ended June 30,
                                               2003         2002            2003          2002
                                          ------------ --------------- -------------- ------------
Loan Servicing Segment
Revenues:
  Servicing revenue                        $   7,869    $   1,569       $  16,350    $   1,569
  Gain on Ginnie Mae early buy-out sales       3,222            -           6,838            -
  Amortization and impairment                (23,758)        (848)        (42,240)        (848)
                                           ---------     --------       ---------     --------
      Net loan servicing fees (loss)         (12,667)         721         (19,052)         721
  Interest expense - net                      (1,984)        (148)         (3,739)        (148)
                                           ---------     --------       ---------     --------
    Total revenues                           (14,651)         573         (22,791)         573
Expenses:
  Salaries and benefits - net                    922          135           1,728          135
  Occupancy and equipment                         53           22             184           22
  Data processing and communications              23            2              50            2
  Office supplies and expenses                   347           46             706           46
  Marketing and promotion                          9            -              11            -
  Travel and entertainment                         3            -               4            -
  Professional fees                              181           23             313           23
  Other                                        1,241          128           1,647          128
                                           ---------     --------       ---------     --------
Operating expenses                             2,779          356           4,643          356
                                           ---------     --------       ---------     --------
Net (loss) income before income
tax (benefit)                                (17,430)         217         (27,434)         217
Income tax (benefit)                          (6,967)           -         (10,974)           -
                                           ---------     --------       ---------     --------
Net (loss) income                          $ (10,463)    $    217       $ (16,460)    $    217
                                           =========     ========       =========     ========

                                       June 30, 2003            December 31, 2002
                                       -------------            -----------------
Segment assets                         $     122,907                 $    121,224
                                       -------------            -----------------

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities, a Clarification of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements" ("FIN No. 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs") when specific characteristics are met. FIN No. 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 were effective February 1, 2003 for new and modified VIEs and July 1, 2003 for other entities. Management believes that the implementation of FIN No. 46 will not have a material effect on the Company.

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

On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management believes that the implementation of SFAS No. 150 will not have a material effect on the Company.

NOTE 10 - SUBSEQUENT EVENT

On July 12, 2003, American Home entered into a definitive agreement and plan of merger (the "Merger Agreement") with Apex Mortgage Capital, Inc. ("Apex") and American Home Mortgage Investment Corp. (formerly called AHM New Holdco, Inc.), a direct, wholly-owned subsidiary of American Home ("AHM Investment Corp."). Under the Merger Agreement, Apex will merge with and into AHM Investment Corp., with AHM Investment Corp. emerging as the surviving corporation. Prior to the merger, American Home will engage in an internal reorganization pursuant to which American Home will merge with and into AHM Merger Sub, Inc., a wholly-owned subsidiary of AHM Investment Corp. created for the purpose of effectuating the reorganization. As a result, AHM Investment Corp. will become the new parent company and will own 100% of the capital stock of American Home.

As a result of the reorganization, each outstanding share of common stock of American Home will be converted into one share of common stock of AHM Investment Corp. At the effective time of the merger, each share of common stock of Apex issued and outstanding immediately prior to the effective time of the merger will be converted automatically into and become exchangeable for a number of shares of common stock of AHM Investment Corp. equal to 107.5% of Apex's book value per share, subject to a collar adjustment, as more fully described in the Merger Agreement. The merger is subject to various conditions, including, among other things, regulatory consents and approval by the stockholders of American Home and Apex.

A copy of the Merger Agreement has been filed as Exhibit 2.1 to the Form 8-K filed by American Home on July 14, 2003. In addition, a copy of the press release announcing the proposed transaction has been filed as Exhibit 99.1 to the Form 8-K filed by American Home on July 14, 2003.

At June 30, 2003, Apex had total assets of approximately $2.6 billion consisting primarily of mortgage-related fixed income securities.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The Company is a retail mortgage banking company engaged in two business segments: originating residential mortgage loans (the "Loan Production Segment") and servicing residential mortgage loans (the "Loan Servicing Segment").

The Loan Production Segment makes home loans to consumers and then resells those home loans into the secondary mortgage market. As of June 30, 2003, lending was conducted through 211 loan production offices located in 37 states across the country, through mortgage brokers and through three Internet call centers that serve customers located in all 50 states. The Company offers a broad array of mortgage products, but primarily makes high-credit-quality loans; more than 80% of its originations are eligible for Fannie Mae, Freddie Mac or Ginnie Mae, while most of the balance of its loans are jumbo loans for borrowers with FICO credit scores above 660.

The Loan Servicing Segment administers existing mortgage loans owned by Fannie Mae, Freddie Mac, Ginnie Mae, the State of Maryland Housing Authority and other institutional mortgage holders. Administrative responsibilities include responding to customers inquiring about their loans, collecting mortgage payments, ensuring that proper homeowners' insurance is in place with respect to the underlying collateral securing the mortgage loans and recovering and reselling collateral on defaulted loans. The Loan Servicing Segment was immaterial prior to the acquisition of Columbia in June 2002 and thus the Loan Servicing Segment results are included in the Loan Production Segment results in prior periods.

Net income for the three months ended June 30, 2003 was $26.9 million or $1.55 per share on a diluted basis, compared to $6.5 million or $0.49 per share for the same period in 2002. Net income for the six months ended June 30, 2003 was $43.2 million or $2.51 per share on a diluted basis, compared to $13.2 million or $1.02 per share for the same period in 2002.

Loan originations increased 205% in the three months ended June 30, 2003, totaling $6.2 billion (including $1.3 billion, $228 million and $305 million attributable to Columbia, the Principal Branches and the American Mortgage Branches, respectively) compared to $2.0 billion in the same period in 2002. Loan originations increased 167% in the six months ended June 30, 2003, totaling $10.5 billion (including $2.3 billion, $412 million and $305 million attributable to Columbia, the Principal Branches and the American Mortgage Branches, respectively), compared to $3.9 billion in the same period in 2002.


Subsequent Event

On July 12, 2003, American Home entered into a definitive agreement and plan of merger (the "Merger Agreement") with Apex Mortgage Capital, Inc. ("Apex") and American Home Mortgage Investment Corp. (formerly called AHM New Holdco, Inc.), a direct, wholly-owned subsidiary of American Home ("AHM Investment Corp."). Under the Merger Agreement, Apex will merge with and into AHM Investment Corp., with AHM Investment Corp. emerging as the surviving corporation. Prior to the merger, American Home will engage in an internal reorganization pursuant to which American Home will merge with and into AHM Merger Sub, Inc., a wholly-owned subsidiary of AHM Investment Corp. created for the purpose of effectuating the reorganization. As a result, AHM Investment Corp. will become the new parent company and will own 100% of the capital stock of American Home.

As a result of the reorganization, each outstanding share of common stock of American Home will be converted into one share of common stock of AHM Investment Corp. At the effective time of the merger, each share of common stock of Apex issued and outstanding immediately prior to the effective time of the merger will be converted automatically into and become exchangeable for a number of shares of common stock of AHM

Investment Corp. equal to 107.5% of Apex's book value per share, subject to a collar adjustment, as more fully described in the Merger Agreement. The merger is subject to various conditions, including, among other things, regulatory consents and approval by the stockholders of American Home and Apex.

A copy of the Merger Agreement has been filed as Exhibit 2.1 to the Form 8-K filed by American Home on July 14, 2003. In addition, a copy of the press release announcing the proposed transaction has been filed as Exhibit 99.1 to the Form 8-K filed by American Home on July 14, 2003.

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

Goodwill - Goodwill represents the excess purchase price over the fair value of net assets stemming from business acquisitions, including identifiable intangibles. The Company will test for impairment annually or more frequently if events or circumstances indicate that an asset may be impaired. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company tests for impairment by comparing the fair value of goodwill, as determined by using a discounted cash flow method, with its carrying value. Any excess of carrying value over the fair value of the goodwill would be recognized as an impairment loss in continuing operations. The discounted cash flow calculation includes a forecast of the expected future loan originations and the related revenues and expense. These cash flows are discounted using a rate that is estimated to be a weighted-average cost of capital for similar mortgage companies. The Company further tests to ensure that the fair value of all its business units does not exceed its total market capitalization.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's Loan Production Segment's operating results, including percentage of total revenues. Any trends illustrated in the following table are not necessarily indicative of future results.

Loan Production Segment                   Three Months Ended June 30,                       Six Months Ended June 30,
                                       2003                       2002                     2003                  2002
                                                                      (Dollars in millions)
RESULTS OF OPERATIONS:
Gain on sales of mortgage
loans..........................  $129.3    89.7%            $ 35.1     88.1%         $217.5     88.1%      $ 65.8     89.0%
Interest income, net...........    13.6     9.4                4.1     10.2            25.1     10.2          7.1      9.6
Other..........................     1.2     0.9                0.7      1.7             4.2      1.7          1.0      1.4
                                 ------                      -----                   ------                 -----
   Total revenues..............   144.1   100.0               39.9    100.0           246.8    100.0         73.9    100.0
                                 ------                      -----                   ------                 -----
Salaries, commissions and
  benefits, net................    53.3    37.0               17.8     44.6            97.1     39.4         32.8     44.2
Occupancy and equipment........     6.6     4.6                3.4      8.5            12.1      4.9          5.8      7.0
Data processing and
  communications...............     2.8     1.9                1.7      4.1             5.8      2.3          3.1      4.2
Office supplies and
expenses.......................     3.5     2.4                1.1      2.9             6.2      2.5          2.3      3.4
Marketing and promotion........     2.8     1.9                2.0      5.0             5.6      2.3          3.6      4.7
Travel and entertainment.......     2.9     2.0                0.9      2.4             4.9      2.0          1.6      1.9
Professional fees..............     1.5     1.0                1.3      3.3             3.2      1.3          1.8      1.6
Other..........................     6.6     4.6                1.7      4.1             9.6      3.9          2.3      2.0
                                 ------                      -----                   ------                 -----
   Total expenses..............    80.0    55.4               29.9     74.9           144.5     58.6         53.3     69.0
                                 ------                      -----                   ------                 -----
Income before income
  taxes and minority
  interest in income of
  consolidated joint
  ventures.....................    64.1    44.6               10.0     25.1           102.3     41.4         20.6     31.0
Income taxes...................    26.2    18.2                3.5      8.9            41.9     17.0          7.3     11.0
Minority interest in
  income of consolidated
  joint ventures...............     0.5     0.4                0.2      0.4             0.8      0.3          0.3      0.3
                                 ------                      -----                   ------                 -----
Net income.....................  $ 37.4    26.0%             $ 6.3     15.8%         $ 59.6     24.1%       $13.0     19.7%
                                 ======                      =====                   ======                 =====

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

Loan Servicing Segment                         Three Months Ended    Six Months Ended
                                                    June 30,             June 30,
                                                 2003      2002       2003      2002
                                               --------  --------   --------  --------
                                                        (Dollars in millions)
RESULTS OF OPERATIONS:
Loan servicing fees........................... $  7.9    $  1.6     $ 16.4    $  1.6
Gain on Ginnie Mae early buy-out sales........    3.2        --        6.8        --
Amortization and impairment of mortgage
   servicing rights...........................  (23.8)     (0.9)     (42.3)     (0.9)
                                               ------    ------     ------    ------
   Net loan servicing fees (loss).............  (12.7)      0.7      (19.1)      0.7
                                               ------    ------     ------    ------

Interest expense, net.........................   (2.0)     (0.1)      (3.7)     (0.1)
                                               ------    ------     ------    ------
   Total revenues.............................  (14.7)      0.6      (22.8)      0.6
                                               ------    ------     ------    ------

Salaries and benefits, net....................    0.9       0.1        1.7       0.1
Office supplies and expenses..................    0.3       0.1        0.7       0.1
Occupancy and equipment.......................    0.1        --        0.2        --
Professional fees.............................    0.2       0.1        0.3       0.1
Other.........................................    1.2       0.1        1.7       0.1
                                               ------    ------     ------    ------
   Total expenses.............................    2.7       0.4        4.6       0.4
                                               ------    ------     ------    ------

Net (loss) income before income tax (benefit).  (17.4)      0.2      (27.4)      0.2
Income tax (benefit)..........................   (6.9)       --      (10.9)       --
                                               ------    ------     ------    ------
Net (loss) income............................. $(10.5)   $  0.2     $(16.5)   $  0.2
                                               ======    ======     ======    ======

       THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED
                                  JUNE 30, 2002

Loan Production Segment

REVENUES

The Loan Production Segment total revenues for the quarter ended June 30, 2003, were $144.1 million compared to $39.9 million in 2002, an increase of $104.2 million, or 261.2%. The increase was a result of increases in gains on sale of mortgage loans, net interest income and other income.

Gain on sales of mortgage loans increased to $129.3 million for the second quarter of 2003 from $35.1 million for the second quarter of 2002, an increase of $94.2 million, or 268.0%. In general, the increase was the result of higher loan originations, sales and pipeline values, as well as improved margins. The higher volumes were a result of lower interest rates, which generated higher purchase and refinance volumes from existing locations, and the acquisition of Columbia, the Principal Branches and the American Mortgage Branches.

Interest income, net, increased to $13.6 million for the second quarter of 2003 from $4.1 million for the second quarter of 2002, an increase of $9.5 million, or 233.0%. The increase resulted primarily from an increase in loans held for sale and an increase in the Company's interest rate spread on loans held for sale.

Other revenue totaled $1.2 million for the second quarter of 2003 compared to $0.7 million for the second quarter of 2002. For the quarter ended June 30, 2003, other income primarily consists of revenue from title services. For the quarter ended June 30, 2002, other income primarily consists of volume incentive bonuses received from loan purchasers.

EXPENSES

Salaries, commissions and benefits increased to $53.3 million for the second quarter of 2003 from $17.8 million for the second quarter of 2002, an increase of $35.5 million, or 199.3%. The increase was largely due to the inclusion of expenses of Columbia, increased staffing levels and overtime due to increased loan volumes, as well as the increase in loan officers due to the acquisition of the Principal Branches and the American Mortgage Branches.

Occupancy and equipment expenses increased to $6.6 million for the second quarter of 2003 from $3.4 million for the second quarter of 2002, an increase of $3.2 million, or 95.8%. The increase in costs reflects the inclusion of expenses of Columbia, the Principal Branches and the American Mortgage Branches, the opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

Data processing and communication costs increased to $2.8 million for the second quarter of 2003 from $1.7 million for the second quarter of 2002, an increase of $1.1 million, or 65.4%. The increase was a result of the opening of new community loan offices and the inclusion of expenses of Columbia, the Principal Branches and the American Mortgage Branches.

Office supplies and expenses increased to $3.5 million for the second quarter of 2003 from $1.1 million for the second quarter of 2002, an increase of $2.4 million, or 207.4%. The increase was a result of the opening of new community loan offices and the inclusion of expenses of Columbia, the Principal Branches and the American Mortgage Branches.

Marketing and promotion expenses increased to $2.8 million for the second quarter of 2003 from $2.0 million for the second quarter of 2002, an increase of $0.8 million, or 41.5%. The increase was primarily due to increased loan volume and an increase in promotional expenses attributable to the acquisition of the Principal Branches.

Travel and entertainment expenses increased to $2.9 million for the second quarter of 2003 from $0.9 million for the second quarter of 2002, an increase of $2.0 million, or 206.2%. This increase was primarily due to the inclusion of expenses of Columbia and the addition of new loan originators due to the acquisition of the Principal Branches and the American Mortgage Branches.

Professional fees increased to $1.5 million for the second quarter of 2003 from $1.3 million for the second quarter of 2002, an increase of $0.2 million, or 13.2%. This increase was primarily due to the inclusion of expenses of Columbia and the growth of the Company's business.

Other expenses increased to $6.6 million for the second quarter of 2003 from $1.7 million for the second quarter of 2002, an increase of $4.9 million, or 301.8%. This increase includes $3.3 million for litigation expense relating to the settlement of a lawsuit against the Company. In addition, insurance, indemnification and foreclosure costs, outside services, storage and moving expenses and licenses and permits, increased as a result of the inclusion of Columbia, the opening of new community offices and higher loan production.

Income taxes increased to $26.2 million for the second quarter of 2003 from $3.5 million for the second quarter of 2002, an increase of $22.7 million, or 639.0%.

Loan Servicing Segment

The Loan Servicing Segment was immaterial prior to the acquisition of Columbia in June of 2002 and thus the Loan Servicing Segment results are included in the Loan Production Segment results in prior periods.

The Loan Servicing Segment's total revenues for the quarter ended June 30, 2003, were a loss of $14.7 million, which included a net loan servicing fees loss of $12.7 million and interest expense, net, of $2.0 million, compared to revenue of $0.6 million for the second quarter of 2002.

Net loan servicing fees was a loss of $12.7 million for the second quarter of 2003 compared to income of $0.7 million for the second quarter of 2002. The servicing losses in the second quarter of 2003 are a result of the reduction in interest rates since the acquisition of Columbia, which resulted in both faster actual prepayments and higher forecasted future prepayments than what were expected at the time of the acquisition. The loss for the second quarter of 2003 resulted primarily from amortization of $17.3 million and an additional temporary impairment provision of $6.5 million, increasing the impairment reserve to $22.4 million at June 30, 2003 from $15.9 million at March 31, 2003. The impairment provision is due to a reduction in the fair value of servicing rights attributable to an increase in estimated future prepayment speeds. The amortization of $17.3 million is a result of faster than expected loan repayments.

Total Loan Servicing Segment expenses are associated with the administration of the servicing portfolio acquired through the Columbia acquisition in June 2002.

Income tax benefit was $6.9 million for the second quarter of 2003.

          SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED
                                   JUNE 30, 2002

Loan Production Segment

REVENUES

The Loan Production Segment total revenues for the six months ended June 30, 2003, were $246.8 million compared to $73.9 million for the same period in 2002, an increase of $172.9 million, or 234.3%. The increase was a result of increases in gains on sale of mortgage loans, net interest income and other income.

Gain on sales of mortgage loans increased to $217.5 million for the six months ended June 30, 2003 from $65.8 million for the same period in 2002, an increase of $151.7 million, or 230.7%. In general, the increase was the result of higher loan originations, sales and pipeline values, as well as improved margins. The higher volumes were a result of lower interest rates, which generated higher purchase and refinance volumes from existing locations, and the acquisition of Columbia, the Principal Branches and the American Mortgage Branches.

Interest income, net, increased to $25.1 million for the six months ended June 30, 2003 from $7.1 million for the same period in 2002, an increase of $18.0 million, or 255.3%. The increase resulted primarily from an increase in loans held for sale and an increase in the Company's interest rate spread on loans held for sale.

Other revenue totaled $4.2 million for the six months ended June 30, 2003 compared to $1.0 million for the same period in 2002. For the six months ended June 30, 2003, other income primarily consists of fulfillment fees of $1.9 million and revenue from title services. Fulfillment fees of approximately $1.9 million represent non-recurring fees received from Principal Residential Mortgage, Inc. ("PRM") for loans closed by the Company on behalf of PRM. As part of the agreement to acquire the retail branches of PRM ("the Principal Branches"), the Company agreed to assume the costs incurred to close out PRM's application pipeline as of the date of the agreement on behalf of PRM for a per loan fee. For the six months ended June 30, 2002, other income primarily consists of volume incentive bonuses received from loan purchasers.

EXPENSES

Salaries, commissions and benefits increased to $97.1 million for the six months ended June 30, 2003 from $32.8 million for the same period in 2002, an increase of $64.3 million, or 196.1%. The increase was largely due to the inclusion of expenses of Columbia, increased staffing levels and overtime due to increased loan volumes, as well as the increase in loan officers due to the acquisition of the Principal Branches and the American Mortgage Branches.

Occupancy and equipment expenses increased to $12.1 million for the six months ended June 30, 2003 from $5.8 million for the same period in 2002, an increase of $6.3 million, or 110.2%. The increase in costs reflects the inclusion of expenses of Columbia, the Principal Branches and the American Mortgage Branches, the opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

Data processing and communication costs increased to $5.8 million for the six months ended June 30, 2003 from $3.1 million for the same period in 2002, an increase of $2.7 million, or 87.5%. The increase was a result of the opening of new community loan offices and the inclusion of expenses of Columbia, the Principal Branches and the American Mortgage Branches.

Office supplies and expenses increased to $6.2 million for the six months ended June 30, 2003 from $2.3 million for the same period in 2002, an increase of $3.9 million, or 171.0%. The increase was a result of the opening of new community loan offices and the inclusion of expenses of Columbia, the Principal Branches and the American Mortgage Branches.

Marketing and promotion expenses increased to $5.6 million for the six months ended June 30, 2003 from $3.6 million for the same period in 2002, an increase of $2.0 million, or 57.5%. The increase was primarily due to increased loan volume and an increase in promotional expense attributable to the acquisition of the Principal Branches.

Travel and entertainment expenses increased to $4.9 million for the six months ended June 30, 2003 from $1.6 million for the same period in 2002, an increase of $3.3 million, or 204.9%. This increase was primarily due to the inclusion of expenses of Columbia and the addition of new loan originators due to the acquisition of the Principal Branches and the American Mortgage Branches.

Professional fees increased to $3.2 million for the six months ended June 30, 2003 from $1.8 million for the same period in 2002, an increase of $1.4 million, or 72.7%. This increase was primarily due to the inclusion of expenses of Columbia and the growth of the Company's business.

Other expenses increased to $9.6 million for the six months ended June 30, 2003 from $2.3 million for the same period in 2002, an increase of $7.3 million, or 313.0%. This increase includes $3.3 million for litigation expense relating to the settlement of a lawsuit against the Company. In addition, insurance, indemnification and foreclosure costs, outside services, storage and moving expenses and licenses and permits, increased as a result of the inclusion of Columbia, the opening of new community offices and higher loan production.

Income taxes increased to $41.9 million for the six months ended June 30, 2003 from $7.3 million for the same period in 2002, an increase of $34.6 million, or 475.4%.

Loan Servicing Segment

The Loan Servicing Segment was immaterial prior to the acquisition of Columbia in June of 2002 and thus the Loan Servicing Segment results are included in the Loan Production Segment results in prior periods.

The Loan Servicing Segment's total revenues for the six months ended June 30, 2003, were a loss of $22.8 million, which included a net loan servicing fees loss of $19.1 million and interest expense, net, of $3.7 million, compared to revenue of $0.6 million for the same period in 2002.

Net loan servicing fees was a loss of $19.1 million for the six months ended June 30, 2003 compared to income of $0.7 million for the same period in 2002. The servicing losses in the six months ended June 30, 2003 are a result of the reduction in interest rates since the acquisition of Columbia, which resulted in both faster actual prepayments and higher forecasted future prepayments than what were expected at the time of the acquisition. The loss for the six months ended June 30, 2003 resulted primarily from amortization of $30.1 million and an additional temporary impairment provision of $12.2 million, increasing the impairment reserve to $22.4 million at June 30, 2003 from $10.2 million at December 31, 2002. The impairment provision is due to a reduction in the fair value of servicing rights attributable to an increase in estimated future prepayment speeds. The amortization of $30.1 million is a result of faster than expected loan repayments.

Total Loan Servicing Segment expenses are associated with the administration of the servicing portfolio acquired through the Columbia acquisition in June 2002.

Income tax benefit was $10.9 million for the six months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

To originate a mortgage loan, the Company draws against a $550 million pre-purchase facility with UBS Paine Webber ("Paine Webber"), a $325 million bank syndicated facility led by Residential Funding Corporation ("RFC"), a $475 million facility with CDC IXIS Capital Markets North America Inc. ("CDC") and a facility of $200 million with Morgan Stanley Bank ("Morgan Stanley"). These facilities are secured by the mortgages owned by the Company and by certain of its other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of the Company's liabilities to its tangible net worth.

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

      o the underlying property that secures the loan has sustained a casualty loss in excess of 5% of its appraised value; or

      o the loan ceases to be an eligible loan (as determined pursuant to the applicable warehousing agreement).

As of June 30, 2003, the Company's aggregate warehouse facility borrowings were $1.5 billion (including $22.7 million of borrowings under a working capital sub-limit) and its outstanding drafts payable were $67.8 million, compared to $728.5 million in borrowings under warehouse facilities (including $15.1 million of borrowings under a working capital sub-limit) and $42.6 million in drafts payable as of December 31, 2002. At June 30, 2003, the aggregate amount available for additional borrowings under the warehouse facilities was $15 million. At June 30, 2003, its loans held for sale were $1.7 billion compared to $811.2 million at December 31, 2002.

Subsequent to June 30, 2003, the Company increased its total warehouse borrowing capacity by $575 million. The RFC warehouse facility increased by $125 million to $450 million. The Morgan Stanley warehouse facility increased by $250 million to $450 million. The Company also opened a new $200 million warehouse facility with Credit Lyonnais.

In addition to the Paine Webber, CDC, RFC and Morgan Stanley warehouse facilities, the Company has purchase and sale agreements with Paine Webber, Greenwich Capital Financial Products, Inc. and Fannie Mae. These agreements allow the Company to accelerate the sale of its mortgage loan inventory, resulting in a more effective use of the warehouse facility. The Company has a combined capacity up to $1.0 billion under these purchase and sale agreements. Amounts sold and being held under these agreements at June 30, 2003 and December 31, 2002 were $715 million and $801 million, respectively. At June 30, 2003, the full amount available under these agreements was utilized by the Company. These agreements are not committed facilities and may be terminated at the discretion of the counterparties.

The Company makes certain representations and warranties under the purchase and sale agreements regarding, among other things, the loans' compliance with laws and regulations, their conformity with the ultimate investors' underwriting standards and the accuracy of information. In the event of a breach of these representations or warranties or in the event of an early payment default, the Company may be required to repurchase the loans and indemnify the investor for damages caused by that breach. The Company has implemented strict procedures to ensure quality control and conformity to underwriting standards and minimize the risk of being required to repurchase loans. The Company has been required to repurchase loans it has sold from time to time; however, the liability for the fair value of the obligation is immaterial.

The Company also has a $75 million term loan facility with a bank syndicate led by RFC, which the Company uses to finance its mortgage servicing rights. The term loan facility expires on May 28, 2004. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At June 30, 2003 and December 31, 2002, borrowings under the Company's term loan were $53.5 million and $66.0 million, respectively.

      Cash and cash equivalents increased to $38.8 million at June 30, 2003, from $24.4 million at December 31, 2002.

      The Company's primary sources of cash and cash equivalents during the six months ended June 30, 2003, were as follows:

      o     $806.3 million increase in warehouse lines of credit;

      o     $ 25.2 million increase in drafts payable;

      o     $ 16.5 million increase in accrued expenses and other liabilities;
            and

      o     $ 7.4 million decrease in accounts receivable.

      The Company's primary uses of cash and cash equivalents during the six months ended June 30, 2003, were as follows:

      o     $ 889.7 million net increase in mortgage loans held for sale;

      o     $ 15.6 million increase in mortgage servicing rights;

      o     $ 12.8 million decrease in notes payable; and

      o $ 5.1 million to purchase furniture and office and computer equipment for new branch offices.

Commitments

The Company had the following commitments (excluding derivative financial instruments) at June 30, 2003:

                                                 Less Than                                    After
                                     Total         1 Year       1-3 Years      4-5 Years     5 Years
                                  -----------   -----------    -----------    -----------   ---------
                                                             (in thousands)
Warehouse facilities..........     $1,534,777    $1,534,777      $       -       $      -     $     -
Operating leases..............         15,167         6,327          6,448          2,371          21
Notes payable.................         55,436        54,058            474            187         717

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The words "plan," "believe," "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements. Such statements involve risks and uncertainties that exist in the Company's operations and business environment that could render actual outcomes and results materially different than predicted. The Company's forward-looking statements are based on assumptions about many factors, including, but not limited to, general volatility of the capital markets; changes in the real estate market, interest rates or the general economy of the markets in which the Company operates; economic, technological or regulatory changes affecting the use of the Internet; and changes in government regulations that are applicable to the Company's regulated brokerage and property management businesses. While the Company believes that its assumptions are reasonable at the time forward-looking statements are made, it cautions that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update such statements in light of new information, future events or otherwise.

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

The following table summarizes the Company's interest rate sensitive instruments:

                                                June 30, 2003             December 31, 2002
                                          Notional                      Notional
                                           Amount       Fair Value       Amount     Fair Value
                                         ------------------------------------------------------
                                                              (in thousands)
Commitments to fund mortgages at
  agreed-upon rates......................$3,152,710     $   27,311     $1,644,701   $ 29,345
Loans held for sale...................... 1,651,867      1,705,403        788,191    815,050
Mortgage servicing rights................ 7,189,009         82,388      8,541,790    109,023
Forward delivery commitments............. 4,299,128         18,299      1,763,450     (9,070)
Option contracts to buy
   securities............................       ---            ---        150,000        725

The Company has total commitments to lend of $8.5 billion at June 30, 2003.

A detailed discussion of market risk is provided in the Company's Annual Report on Form 10-K for the period ended December 31, 2002.


                                     ITEM 4.

                             CONTROLS AND PROCEDURES

Based on an evaluation carried out, as of the end of the period covered by this report, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. As of the end of the period covered by this report, there have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                            PART II-OTHER INFORMATION

                                     ITEM 2.

                    CHANGES IN SECURITIES AND USE OF PROCEEDS

The following is a description of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which were sold during the quarter ended June 30, 2003.

The Company acquired Marina Mortgage Company, Inc. ("Marina") on December 29, 1999. In addition to the shares paid to former Marina shareholders as initial consideration, the Company is required to issue unregistered shares of common stock to the former shareholders under the earnout provisions of the merger agreement. On May 16, 2003, pursuant to these earnout provisions, the Company issued an aggregate of 244,151 shares of common stock to such shareholders as additional consideration. These securities were exempt from registration under
Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.

The Company acquired First Home Mortgage Corp. ("First Home") on June 30, 2000. In addition to the shares paid to former First Home shareholders as initial consideration, the Company is required to issue unregistered shares of common stock to the former shareholders as additional consideration under the earnout provisions of the merger agreement. On May 19, 2003, pursuant to these earnout provisions, the Company issued an aggregate of 5,133 shares of common stock to such shareholders as additional consideration. In addition, on June 16, 2003, the Company issued 21,835 shares of common stock to such shareholders. These securities were exempt from registration under Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.


                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2003, the Company held its 2003 Annual Meeting of Stockholders (the "Meeting"). As of April 17, 2003, the record date for the Meeting, there were 16,787,528 shares of common stock outstanding and entitled to vote. Represented at the Meeting in person or by proxy were 15,227,971 shares of common stock, representing a quorum.

At the Meeting, C. Cathleen Raffaeli and Kenneth P. Slosser were elected as directors of the Company to serve for a term of approximately three-years expiring at the 2006 Annual Meeting of Stockholders or until their respective successors have been elected and qualified. With respect to the election of Ms. Raffaeli, there were 14,146,038 votes for and 1,081,933 votes against. With respect to the election of Mr. Slosser, there were 12,343,401 votes for and 2,884,570 votes against.

The stockholders of the Company voted upon the ratification of Deloitte & Touche LLP as the Company's external auditors for the fiscal year ending December 31, 2003. With respect to this matter, there were 15,125,538 votes for, 100,126 votes against, 2,307 abstentions and no broker non-votes.

The stockholders also voted upon amendments to the Company's 1999 Omnibus Stock Incentive Plan (the "Plan") to increase the number of shares subject to awards granted under the Plan from 2,250,000 to 3,000,000 and to increase the maximum number of shares that are available to be granted as incentive stock options under the Plan from 2,250,000 to 3,000,000. With respect to this matter, there were 10,013,165 votes for, 5,201,886 votes against, 12,919 abstentions and one broker non-vote.

The final proposal voted upon at the Meeting was an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 19,000,000 to 50,000,000 and increase the number of authorized shares of preferred stock from 1,000,000 to 10,000,000. With respect to this matter, there were 7,636,223 votes for, 5,531,568 votes against, 5,397 abstentions and 2,054,783 broker non-votes.


                                     ITEM 5.

                                OTHER INFORMATION

On July 24, 2003, the Company issued a press release reporting financial results for the quarter ended June 30, 2003. A copy of the press release is attached as
Exhibit 99.1 to this Quarterly Report on Form 10-Q.

On April 23, 2003, the Company issued a press release reporting financial results for the quarter ended March 31, 2003. A copy of the press release is attached as Exhibit 99.2 to this Quarterly Report on Form 10-Q.

The information in this Item 5, including Exhibits 99.1 and 99.2, are being furnished and shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of such Section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

      The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

      Exhibit 10 Amended and Restated Master Repurchase Agreement, dated as of May 14, 2003, by and between CDC Mortgage Capital Inc., as Buyer, and American Home Mortgage Corp., as Seller

      Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2      Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.1      Certification of Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 32.2      Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002

      Exhibit 99.1      Press Release, dated July 24, 2003

      Exhibit 99.2      Press Release, dated April 23, 2003


(b)   Reports on Form 8-K.

      During the quarter ended June 30, 2003, the Company did not file any Current Reports on Form 8-K.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             AMERICAN HOME MORTGAGE HOLDINGS, INC.

                                          (Registrant)


Date:    August 14, 2003                     By:         /s/ Michael Strauss
                                                --------------------------------
                                                         Michael Strauss
                                                      Chief Executive Officer
                                                          and President

Date:    August 14, 2003                     By:         /s/ Stephen A. Hozie
                                                --------------------------------
                                                         Stephen A. Hozie
                                                       Chief Financial Officer