Form 10-Q
period 2003-09-30
AMERICAN HOME MORTGAGE HOLDINGS INC
filed 2003-11-14
CIK 1089504

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549

                                FORM 10-Q

 [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934

            For the quarterly period ended September 30, 2003

                                   OR

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

            As of November 10, 2003, 17,396,006 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

         AMERICAN HOME MORTGAGE HOLDINGS, INC. AND SUBSIDIARIES
                                FORM 10-Q
                                  INDEX

PART I-FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements

      Interim Condensed Consolidated Balance Sheets (unaudited) -
            September 30, 2003 and December 31, 2002 ......................    1

      Interim Condensed Consolidated Statements of Income (unaudited)
            -Three and nine months ended September 30, 2003 and 2002 ......    2

      Interim Condensed Consolidated Statements of Cash Flows
            (unaudited) - Nine months ended September 30, 2003 and 2002 ...    3

      Notes to Interim Condensed Consolidated Financial Statements
            (unaudited) ...................................................    4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .............................................   13

Item 3. Quantitative and Qualitative Disclosures about Market Risk ........   25

Item 4. Controls and Procedures ...........................................   26

PART II-OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds .........................   27

Item 6. Exhibits and Reports on Form 8-K ..................................   27

SIGNATURES

EXHIBITS

                                     ITEM 1.

               INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
                  INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
                                   (Unaudited)
------------------------------------------------------------------------------------------------------
                                                                       September 30,    December 31,
                                                                           2003             2002
                                                                       ------------     ------------
Assets:

Cash and cash equivalents                                              $     49,583     $     24,416
Accounts receivable and servicing advances                                   78,898           72,563
Mortgage loans held for sale, net                                         1,667,486          811,188
Mortgage loans held for investment, net                                         552            1,714
Mortgage servicing rights, net                                              103,021          109,023
Premises and equipment, net                                                  16,931           13,001
Goodwill                                                                     54,930           50,932
Derivative assets                                                            35,269           30,071
Real estate owned                                                             1,001              629
Other assets                                                                  9,981            5,513
                                                                       ------------     ------------

Total assets                                                           $  2,017,652     $  1,119,050
                                                                       ============     ============

Liabilities and Stockholders' Equity:

Liabilities:

      Warehouse lines of credit                                        $  1,530,110     $    728,466
      Notes payable                                                          66,430           68,261
      Drafts payable                                                         49,006           42,599
      Accrued expenses and other liabilities                                 66,281           64,945
      Derivative liabilities                                                 11,904            7,204
      Income taxes payable                                                   66,647           42,955
                                                                       ------------     ------------
                Total liabilities                                         1,790,378          954,430
                                                                       ------------     ------------

Commitments and Contingencies                                                    --               --

Minority interest                                                               727              524

Stockholders' Equity:

      Preferred stock, $1.00 per share par value, 1,000,000 shares
           authorized, none issued and outstanding                               --               --
      Common stock, $.01 per share par value, 19,000,000
           shares authorized, 17,307,817 and 16,717,459 shares
           issued and outstanding, respectively                                 173              167
      Additional paid-in capital                                            101,098           95,785
      Retained earnings                                                     125,276           68,144
                                                                       ------------     ------------
                Total stockholders' equity                                  226,547          164,096
                                                                       ------------     ------------

Total liabilities and stockholders' equity                             $  2,017,652     $  1,119,050
                                                                       ============     ============

See Notes to Interim Condensed Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
               INTERIM CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                                                                     Three Months Ended                  Nine Months Ended
                                                                        September 30,                       September 30,
                                                                   2003              2002              2003              2002
                                                               ------------      ------------      ------------      ------------
Revenues

      Gain on sales of mortgage loans                          $    105,577      $     71,204      $    323,070      $    136,964
      Interest income, net                                           12,366             6,757            33,770            13,686

      Loan servicing fees                                             9,624            11,607            32,812            13,176
      Amortization and impairment                                    (7,078)          (16,809)          (49,318)          (17,657)
                                                               ------------      ------------      ------------      ------------
          Net loan servicing fees                                     2,546            (5,202)          (16,506)           (4,481)

      Other                                                           1,423               953             5,592             1,953
                                                               ------------      ------------      ------------      ------------
          Total revenues                                            121,912            73,712           345,926           148,122
                                                               ------------      ------------      ------------      ------------
Expenses

      Salaries, commissions and benefits, net                        62,698            34,958           161,551            67,898
      Occupancy and equipment                                         7,340             4,738            19,642            10,525
      Data processing and communications                              3,682             2,343             9,510             5,427
      Office supplies and expenses                                    3,557             1,976            10,427             4,297
      Marketing and promotion                                         3,232             1,860             8,836             5,412
      Travel and entertainment                                        3,122             1,307             8,000             2,905
      Professional fees                                               2,319             1,528             5,832             3,404
      Other                                                           4,963             3,421            16,296             5,894
                                                               ------------      ------------      ------------      ------------
          Total expenses                                             90,913            52,131           240,094           105,762
                                                               ------------      ------------      ------------      ------------

Income before income taxes and minority interest in
      income of consolidated joint ventures                          30,999            21,581           105,832            42,360
Income taxes                                                         12,115             8,515            43,004            15,790
                                                               ------------      ------------      ------------      ------------
Net income before minority interest in
      income of consolidated joint ventures                          18,884            13,066            62,828            26,570

Minority interest in income of consolidated joint ventures              190               294               945               594
                                                               ------------      ------------      ------------      ------------

Net income                                                     $     18,694      $     12,772      $     61,883      $     25,976
                                                               ============      ============      ============      ============

Per share data:

      Basic                                                    $       1.08      $       0.78      $       3.64      $       1.88
      Diluted                                                  $       1.06      $       0.76      $       3.57      $       1.83

Weighted average number of shares - basic                        17,272,319        16,430,377        17,003,229        13,819,174
Weighted average number of shares - diluted                      17,704,524        16,783,057        17,357,923        14,186,164

See Notes to Interim Condensed Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
             INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------------------------------
                                                                               Nine Months Ended
                                                                                 September 30,
                                                                             2003              2002
                                                                         ------------      ------------
Cash flows from operating activities :
     Net income                                                          $     61,883      $     25,976
     Adjustments to reconcile net income to net cash used in
         operating activities:
            Depreciation and amortization                                       4,202             2,301
            Amortization and impairment of mortgage servicing rights           49,318            13,890
            Origination of mortgage loans held for sale                   (17,536,117)       (7,097,178)
            Proceeds on sale of mortgage loans                             16,679,819         6,757,359
            Increase in  income taxes payable                                  23,692               444
            Other                                                                 470               (48)
            (Increase) decrease in operating assets:
                Accounts receivable and servicing advances                     (6,335)            5,716
                Derivative assets                                              (5,198)           (9,302)
                Other assets                                                   (4,468)            2,134
            Increase in operating liabilities:
                Minority interest                                                 203                47
                Accrued expenses and other liabilities                          1,336            21,677
                Derivative liabilities                                          4,700                --
                                                                         ------------      ------------
                Net cash used in operating activities                        (726,495)         (276,984)
                                                                         ------------      ------------

Cash flows from investing activities:
     Purchase of real estate owned, net                                          (372)             (190)
     Purchases of premises and equipment, net                                  (8,132)           (3,469)
     Acquisition of businesses, net of cash acquired                               --           (33,822)
     Earnouts related to previous acquisitions                                   (778)           (2,201)
     Capitalization of mortgage servicing rights                              (43,316)          (16,258)
     Net sales of loans held for investment                                     1,162               145
                                                                         ------------      ------------
                Net cash used in investing activities                         (51,436)          (55,795)
                                                                         ------------      ------------

Cash flows from financing activities
     Increase in warehouse lines of credit                                    801,644           335,017
     Increase (decrease) in drafts payable                                      6,407           (35,916)
     Proceeds from issuance of capital stock                                    1,629            44,121
     Dividends paid                                                            (4,751)           (1,220)
     Decrease in notes payable                                                 (1,831)          (14,342)
                                                                         ------------      ------------
                Net cash provided by financing activities                     803,098           327,660
                                                                         ------------      ------------

Net increase (decrease) in cash and cash equivalents                           25,167            (5,119)

Cash and cash equivalents, beginning of period                                 24,416            26,393
                                                                         ------------      ------------

Cash and cash equivalents, end of period                                 $     49,583      $     21,274
                                                                         ============      ============

Supplemental disclosure of cash flow information:

     Interest paid                                                       $     29,787      $     12,260
     Income taxes paid                                                         20,697            15,363

See Notes to Interim Condensed Consolidated Financial Statements.

                      AMERICAN HOME MORTGAGE HOLDINGS, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of American Home Mortgage Holdings, Inc. ("American Home") and its subsidiaries, American Home Mortgage Corp. ("AHM") and Columbia National, Incorporated ("Columbia") (collectively, the "Company"), reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2003. Certain prior year balances have been reclassified to conform with current year presentation.

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

                                                        Three Months Ended Sept. 30,    Nine Months Ended Sept. 30,
                                                            2003            2002            2003            2002
                                                        -----------     -----------     -----------     -----------

Numerator for basic earnings per share - net income     $    18,694     $    12,772     $    61,883     $    25,976
                                                        ===========     ===========     ===========     ===========

Denominator:
  Denominator for basic earnings per share
  Weighted average number of shares of common
    stock outstanding during the period                  17,272,319      16,430,377      17,003,229      13,819,174

Net effect of dilutive stock options                        432,205         352,680         354,694         366,990
                                                        -----------     -----------     -----------     -----------

Denominator for diluted earnings per share               17,704,524      16,783,057      17,357,923      14,186,164
                                                        ===========     ===========     ===========     ===========

Net income per share:
  Basic                                                 $      1.08     $      0.78     $      3.64     $      1.88
  Diluted                                               $      1.06     $      0.76     $      3.57     $      1.83

An aggregate of approximately 35,000 and 165,000 employee stock options for the three months ended September 30, 2003 and 2002, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive. An aggregate of approximately 137,000 and 85,000 employee stock options for the nine months ended September 30, 2003 and 2002, respectively, were not included in the diluted earnings per share calculation because their effect would have been anti-dilutive.

NOTE 3- ACQUISITIONS

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

The following table summarizes the required disclosures of the pro forma combined entity, as if the merger occurred at the beginning of the year for the nine months ended September 30, 2002:

                                                             Nine Months Ended
                                                             September 30, 2002
                                                             ------------------

   Revenue                                                             $184,231
   Income before income taxes and minority interest                      44,346
   Net income                                                            27,166
   Earnings per share - basic                                          $   1.97
   Earnings per share - diluted                                        $   1.91

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

A copy of the Merger Agreement has been filed as Exhibit 2.1 to the Form 8-K filed by American Home on July 14, 2003. In addition, AHM Investment Corp. filed a Registration Statement on Form S-4 (Registration Statement No. 333-107545) with the Securities and Exchange Commission to register the shares of common stock of AHM Investment Corp. issuable in connection with the reorganization and the merger. The Registration Statement includes a joint proxy statement/prospectus that has been sent to the stockholders of American Home and Apex.

NOTE 4 - DERIVATIVE INVESTMENTS AND HEDGING ACTIVITIES

The following table summarizes derivative assets and liabilities at September 30, 2003 and December 31, 2002:

                                                  September 30,    December 31,
                                                      2003            2002
                                                  -------------    ------------
Derivative Assets:
Interest rate lock commitments                         $ 35,269        $ 29,346
Options on treasury future contracts                      -                 725
                                                       --------        --------
     Derivative assets                                 $ 35,269        $ 30,071
                                                       ========        ========

Derivative Liabilities:
Forward delivery contracts - loan commitments          $ 11,904        $  7,204
Forward delivery contracts - loans held for sale(1)       5,533           1,866
                                                       --------        --------
     Derivative liabilities                            $ 17,437        $  9,070
                                                       ========        ========

     (1) This amount is included in loans held for sale.

At September 30, 2003, the notional amount of forward delivery commitments amounted to approximately $2.1 billion. These contracts have a high correlation to the price movement of the loans being hedged. The ineffectiveness in hedging loans held for sale recorded on the balance sheet was a $512 thousand gain as of September 30, 2003.

NOTE 5 - MORTGAGE SERVICING RIGHTS

Mortgage servicing rights ("MSR") activity for the three months and nine months ended September 30, 2003 was as follows:

                                       Three Months Ended     Nine Months Ended
                                       September 30, 2003     September 30, 2003
                                       ------------------     ------------------
Mortgage Servicing Rights:
Balance at beginning of period                  $ 104,775             $ 119,225
Additions                                          27,711                43,316
Amortization                                      (14,903)              (44,958)
                                       ------------------     -----------------

Balance at end of period                        $ 117,583             $ 117,583
                                       ------------------     -----------------

Impairment Allowance:
Balance at beginning of period                  $ (22,387)            $ (10,202)
Impairment recovery (provision)                     7,825                (4,360)
                                       ------------------     -----------------

Balance at end of period                        $ (14,562)            $ (14,562)
                                       ------------------     -----------------

Mortgage servicing rights, net                  $ 103,021             $ 103,021
                                       ==================     =================

Aggregate Amortization Expense
------------------------------
   Nine months ended September 30, 2003                    $ 44,958

Estimated Amortization Expense
------------------------------
   Twelve months ended September 30, 2004                    26,426
   Twelve months ended September 30, 2005                    19,492
   Twelve months ended September 30, 2006                    14,547
   Twelve months ended September 30, 2007                    11,159
   Twelve months ended September 30, 2008                     8,751
   Thereafter                                                37,208

On a quarterly basis, the Company reviews MSRs for impairment based on risk strata. The MSRs are stratified based on the predominant risk characteristics of the underlying loans. The Company's predominant risk characteristic is interest rate. A valuation allowance is recognized for MSRs that have an amortized balance in excess of the estimated fair value for the individual risk stratification.

The estimated fair value of MSRs is determined by obtaining a market valuation from an independent MSR broker. To determine the market value of MSRs, the MSR broker uses a valuation model which incorporates assumptions relating to the estimate of the cost of servicing the loan, a discount rate, a float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates that market participants use for similar MSRs. Market assumptions are held constant over the life of the portfolio.

The significant assumptions used in estimating the fair value of MSRs at September 30, 2003 and December 31, 2002 were as follows:

                                          September 30, 2003   December 31, 2002
------------------------------------------------------------   -----------------
Weighted average prepayment speed (PSA)                  504               620
Weighted average discount rate                          9.77%            10.13%
Weighted average default rate                           6.77%             9.00%


NOTE 6 - GOODWILL

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows:

Balance as of December 31, 2002        $ 50,932
Earnouts from previous acquisitions       3,998
                                       --------
Balance as of September 30, 2003       $ 54,930
                                       ========

NOTE 7- STOCK OPTION PLAN

In 1999, the Company established the 1999 Omnibus Stock Incentive Plan (the "Plan"). Pursuant to the Plan, employees, officers and directors are offered the opportunity to acquire the Company's common stock through the grant of options and the award of shares of restricted stock under the Plan. The total number of shares that may be optioned or awarded under the Plan is 2,250,000 shares of common stock. The Plan provides for the granting of options at the fair market value at the date of grant. The options issued generally vest 50% on the two-year anniversary of the grant date and 50% on the three-year anniversary of the grant date and expire ten years from the grant date.

The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its employee stock options and awards. Under APB No. 25, no compensation expense is recognized when the exercise prices of the options equals or exceeds the fair value (market price) of the underlying stock on the date of grant. The Plan is a compensatory stock option plan. There was no intrinsic value of the options granted, as the exercise price was equal to the quoted market price at the grant date. No compensation cost has been recognized for the nine months ended September 30, 2003 and 2002.

Under the Plan, the Company awarded 15,000, 98,210 and 50,001 shares of restricted stock during 2003, 2002 and 1999, respectively. (No shares of restricted stock were awarded in 2000 or 2001.) During the three months and nine months ended September 30, 2003, the Company recognized compensation expense of $140 thousand and $385 thousand, respectively, relating to shares of restricted stock. At September 30, 2003, 63,958 shares of restricted stock are vested. In general, unvested shares of restricted stock are forfeited upon the recipient's termination of employment.

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


                                                      Three Months Ended September 30,        Nine Months Ended September 30,
                                                        2003                2002                2003                2002
                                                      --------------  ----------------        --------------  ---------------
Net income, as reported                                     $ 18,694          $ 12,772            $ 61,883           $ 25,976

Less: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects                180               170                 466                470
                                                            --------          --------            --------           --------
Pro forma net income                                        $ 18,514          $ 12,602            $ 61,417           $ 25,506
                                                            ========          ========            ========           ========

Earnings per share:
    Basic - as reported                                     $   1.08          $   0.78            $   3.64           $   1.88
    Basic - pro forma                                       $   1.07          $   0.77            $   3.61           $   1.85

    Diluted - as reported                                   $   1.06          $   0.76            $   3.57           $   1.83
    Diluted - pro forma                                     $   1.05          $   0.75            $   3.54           $   1.80

There were 40,000 and 214,376 options granted during the three months and nine months ended September 30, 2003. The weighted average fair value of options granted during the three months and nine months ended September 30, 2003 was $5.44 and $4.62, respectively. The fair value of the options granted was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions used for the grants:

Dividend yield                        3.0%
Expected volatility                  49.7%
Risk-free interest rate               5.0%
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

                                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                                              2003                2002                2003               2002
                                                          ----------            ----------        ---------          ------------
Loan Production Segment

Revenues:
  Gain on sales of mortgage loans                          $ 105,577            $ 71,204          $ 323,070          $ 136,964
  Interest income - net                                       13,938               7,803             39,081             14,881
  Other                                                        1,423                 953              5,592              1,953
                                                           ---------            --------          ---------          ---------
    Total revenues                                           120,938              79,960            367,743            153,798

Expenses:
  Salaries, commissions and benefits - net                    61,902              34,187            159,027             66,993
  Occupancy and equipment                                      7,220               4,655             19,338             10,420
  Data processing and communications                           3,660               2,298              9,437              5,379
  Office supplies and expenses                                 3,362               1,742              9,526              4,017
  Marketing and promotion                                      3,229               1,856              8,822              5,408
  Travel and entertainment                                     3,103               1,305              7,977              2,903
  Professional fees                                            2,118               1,455              5,318              3,308
  Other                                                        4,165               2,534             13,851              4,879
                                                           ---------            --------          ---------          ---------
Operating expenses                                            88,759              50,032            233,296            103,307
                                                           ---------            --------          ---------          ---------

Net income before income taxes and minority
  interest in income of consolidated joint ventures           32,179              29,928            134,447             50,491

Income taxes                                                  12,873              11,894             54,736             19,169
Minority interest in income of consolidated
   joint ventures                                                190                 294                945                594
                                                           ---------            --------          ---------          ---------
Net income                                                 $  19,116            $ 17,740          $  78,766          $  30,728
                                                           =========            ========          =========          =========

                                                      September 30, 2003                       December 31, 2002
                                                      ------------------                      -------------------

Segment assets                                           $ 1,868,366                             $   997,826
                                                         ===========                             ===========

                                                          Three Months Ended September 30,        Nine Months Ended September 30,
                                                              2003                2002               2003                2002
                                                          ----------           -----------        ----------         -----------
Loan Servicing Segment

Revenues:
  Servicing revenue                                          $ 6,809             $ 8,730          $  23,159          $  10,299
  Gain on Ginnie Mae early buy-out sales                       2,815               2,877              9,653              2,877
  Amortization and impairment                                 (7,078)            (16,809)           (49,318)           (17,657)
                                                           ---------            --------          ---------          ---------
      Net loan servicing fees (loss)                           2,546              (5,202)           (16,506)            (4,481)

  Interest expense - net                                      (1,572)             (1,046)            (5,311)            (1,195)
                                                           ---------            --------          ---------          ---------

    Total revenues                                               974              (6,248)           (21,817)            (5,676)

Expenses:
  Salaries and benefits - net                                    796                 771              2,524                905
  Occupancy and equipment                                        120                  83                304                105
  Data processing and communications                              22                  45                 73                 48
  Office supplies and expenses                                   195                 234                901                280
  Marketing and promotion                                          3                   4                 14                  4
  Travel and entertainment                                        19                   2                 23                  2
  Professional fees                                              201                  73                514                 96
  Other                                                          798                 887              2,445              1,015
                                                           ---------            --------          ---------          ---------

Operating expenses                                             2,154               2,099              6,798              2,455
                                                           ---------            --------          ---------          ---------

Net loss before income benefit                                (1,180)             (8,347)           (28,615)            (8,131)

Income tax benefit                                              (758)             (3,379)           (11,732)            (3,379)
                                                           ---------            --------          ---------          ---------

Net loss                                                      $ (422)           $ (4,968)         $ (16,883)         $  (4,752)
                                                              =======           ========          ==========         =========


                                                     September 30, 2003                       December 31, 2002
                                                     ------------------                       -----------------

Segment assets                                            $  149,286                              $ 121,224
                                                          ==========                              =========

NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued FIN No. 46, "Consolidation of Variable Interest Entities, a Clarification of Accounting Research Bulletin
(ARB) No. 51, Consolidated Financial Statements" ("FIN No. 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs") when specific characteristics are met. FIN No. 46 clarifies the application of ARB No. 51 to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN No. 46 were effective February 1, 2003 for new and modified VIEs and July 1, 2003 for other entities. The implementation of FIN No. 46 did not have a material impact on the Company's consolidated financial statements.

On April 30, 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material impact on the Company's consolidated financial statements.

On May 15, 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material impact on the Company's consolidated financial statements.

                                     ITEM 2.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

American Home is a mortgage banking company engaged in two business segments: originating residential mortgage loans (the "Loan Production Segment") and servicing residential mortgage loans (the "Loan Servicing Segment").

The Loan Production Segment makes home loans to consumers and then resells those home loans into the secondary mortgage market. As of September 30, 2003, lending was conducted through 267 loan production offices located in 34 states across the country, through mortgage brokers and through two Internet call centers that serve customers located in all 50 states. American Home offers a broad array of mortgage products, but primarily makes high-credit-quality loans; more than 80% of its originations are eligible for Fannie Mae, Freddie Mac or Ginnie Mae, while most of the balance of its loans are jumbo loans for borrowers with FICO credit scores above 660.

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

Net income for the three months ended September 30, 2003 was $18.7 million or $1.06 per share on a diluted basis, compared to $12.8 million or $0.76 per share for the same period in 2002. Net income for the nine months ended September 30, 2003 was $61.9 million or $3.57 per share on a diluted basis, compared to $26.0 million or $1.83 per share for the same period in 2002.

Loan originations increased 94% in the three months ended September 30, 2003, totaling $7.0 billion (including $1.4 billion, $386 million and $929 million attributable to Columbia, the Principal Branches and the American Mortgage Branches, respectively) compared to $3.6 billion in the same period in 2002. Loan originations increased 132% in the nine months ended September 30, 2003, totaling $17.5 billion (including $3.6 billion, $798 million and $1.2 billion attributable to Columbia, the Principal Branches and the American Mortgage Branches, respectively), compared to $7.6 billion in the same period in 2002.


Critical Accounting Estimates

 Mortgage Loans Held for Sale - Mortgage loans held for sale represent mortgage loans originated and held pending sale to interim and permanent investors. The interim investor is a counterparty that acquires title to the loans and the associated forward loan sale commitments ("FLSCs") prior to the FLSC date with the permanent investor. Under the purchase and sale agreement with the interim investor, the Company assigns title to the loans and its rights and obligations to sell the loans to the permanent investor under the FLSC at the agreed upon delivery terms, and the interim investor then sells the loans to the permanent investors. There is no distinction in the timing of sale recognition between sales to interim and permanent investors. The hedged mortgage loans are carried at fair value as determined by outstanding commitments from investors or current investor yield requirements calculated on the aggregate loan basis, less an estimate of the costs to complete the loan, less the deferral of fees and points received, plus the deferral of certain direct loan origination costs. The activities to complete the loan include the pursuit of minor documentation that is required to complete an originated loan and the completion of loan files in accordance with investor guidelines for the loans to be salable with perfected security interests. These activities do not impact the timing of recognition of the loan, as the Company recognizes the loans as assets upon distribution of the loan funds.

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

The MSRs are assessed for impairment based on the fair value of those assets. The Company estimates fair value of the servicing assets by obtaining market information from one of the primary mortgage servicing rights brokers. When the book value of capitalized servicing assets exceeds their fair value, impairment is recognized through a valuation allowance. In determining impairment, the mortgage servicing portfolio is stratified by the predominant risk characteristic of the underlying mortgage loans. The Company has determined that the predominant risk characteristic is the interest rate on the underlying loan. The Company measures impairment for each stratum by comparing the estimated fair value to the recorded book value. Temporary impairment is recorded through a valuation allowance and amortization expense in the period of occurrence. In addition, the Company periodically evaluates its MSRs for other than temporary impairment to determine if the carrying value before the application of the valuation allowance is recoverable. The Company receives a sensitivity analysis of the estimated fair value of its MSRs under instantaneous interest rate shocks from an independent mortgage servicing rights broker. The Company used an increase of 200 basis points to the mortgage rates to have the broker determine the estimated fair value of the MSRs. The fair value estimate included changes in market assumptions that would be expected given the increase in mortgage rates (e.g., prepayment speeds would be lower). The Company believes this 200-basis-point increase in mortgage rates to be an appropriate threshold for determining the recoverability of the temporary impairment because that size rate increase is foreseeable and consistent with historical mortgage rate fluctuations. When using this instantaneous change in rates, if the fair value of the strata of MSRs is estimated to increase to a point where all of the impairment would be recovered, the impairment is considered to be temporary. When the Company determines that a portion of the MSRs is not recoverable, the related MSRs and the previously established valuation allowance are correspondingly reduced to reflect other than temporary impairment.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the operating results of the Company's Loan Production Segment, including percentage of total revenues. Any trends illustrated in the following table are not necessarily indicative of future results.

Loan Production  Segment                        Three Months Ended September 30,            Nine Months Ended September 30,
                                                  2003                  2002                    2003                 2002
                                           ---------------     ------------------       -----------------    ------------------
                                                                          (Dollars in millions)

RESULTS OF OPERATIONS:
Gain on sales of mortgage loans.......     $105.6     87.3%       $ 71.2     89.0%        $323.1     87.9%     $ 137.0     89.0%
Interest income, net..................       14.0     11.5           7.8      9.8           39.1     10.6         14.9      9.7
Other.................................        1.4      1.2           0.9      1.2            5.6      1.5          1.9      1.3
                                           ------                 ------                  ------               -------
     Total revenues...................      121.0    100.0          79.9    100.0          367.8    100.0        153.8    100.0
                                           ------                 ------                  ------               -------

Salaries, commissions and benefits,
   net................................       61.9     51.2          34.2     42.8          159.0     43.2         67.0     43.6
Occupancy and equipment...............        7.2      6.0           4.6      5.8           19.3      5.2         10.4      6.8
Data processing and
 communications.............                  3.7      3.0           2.3      2.9            9.5      2.6          5.4      3.5
Office supplies and expenses..........        3.4      2.8           1.7      2.2            9.6      2.6          4.0      2.6
Marketing and promotion...............        3.2      2.7           1.8      2.3            8.8      2.4          5.4      3.5
Travel and entertainment..............        3.1      2.6           1.3      1.6            8.0      2.2          2.9      1.9
Professional fees.....................        2.1      1.7           1.5      1.8            5.3      1.4          3.3      2.1
Other.................................        4.2      3.4           2.6      3.2           13.8      3.8          4.9      3.2
                                           ------                 ------                  ------               -------
     Total expenses...................       88.8     73.4          50.0     62.6          233.3     63.4        103.3     67.2
                                           ------                 ------                  ------               -------

Income before income taxes and
   minority interest in income of
   consolidated joint ventures........       32.2     26.6          29.9     37.4          134.5     36.6         50.5     32.8
Income taxes..........................       12.9     10.6          11.9     14.8           54.8     14.9         19.2     12.4
Minority interest in income of
   consolidated joint ventures........        0.1      0.2           0.3      0.4            0.9      0.3          0.6      0.4
                                           ------                 ------                  ------               -------
Net income............................      $19.2     15.8%       $ 17.7     22.2%        $ 78.8     21.4%     $  30.7     20.0%
                                            =====                 ======                  ======               =======

The following table sets forth, for the periods indicated, the operating results of the Company's Loan Servicing Segment. Any trends illustrated in the following table are not necessarily indicative of future results. The Loan Servicing Segment was immaterial prior to the acquisition of Columbia in June of 2002 and thus the Loan Servicing Segment results are included in the Loan Production Segment results in prior periods.


Loan Servicing Segment                                       Three Months Ended             Nine Months Ended
                                                                September 30,                 September 30,
                                                             2003           2002           2003            2002
                                                           -------        -------        -------         -------
                                                                            (Dollars in millions)
RESULTS OF OPERATIONS:
Loan servicing fees.......................................  $  6.7        $   8.7        $  23.1          $ 10.3
Gain on Ginnie Mae early buy-out sales....................     2.9            2.9            9.7             2.9
Amortization and impairment of mortgage servicing rights..    (7.0)         (16.8)         (49.3)          (17.7)
                                                            ------        -------        -------          ------
    Net loan servicing fees (loss)........................     2.6           (5.2)         (16.5)           (4.5)
                                                            ------        -------        -------          ------

Interest expense, net.....................................    (1.6)          (1.1)          (5.3)           (1.2)
                                                            ------        -------        -------          ------
     Total revenues.......................................     1.0           (6.3)         (21.8)           (5.7)
                                                            ------        -------        -------          ------

Salaries and benefits, net................................     0.8            0.8            2.5             0.9
Occupancy and equipment...................................     0.1            0.1            0.3             0.1
Data processing and communications........................     0.1              -            0.1               -
Office supplies and expenses..............................     0.2            0.2            0.9             0.3
Professional fees.........................................     0.2              -            0.5             0.1
Other.....................................................     0.8            0.9            2.5             1.0
                                                            ------        -------        -------          ------
     Total expenses.......................................     2.2            2.0            6.8             2.4
                                                            ------        -------        -------          ------

Net loss before income benefit............................    (1.2)          (8.3)         (28.6)           (8.1)
Income tax benefit........................................    (0.8)          (3.4)         (11.7)           (3.4)
                                                            ------        -------        -------          ------
Net loss..................................................  $ (0.4)       $ (4.9)        $ (16.9)         $ (4.7)
                                                            ======        =======        =======          ======

    THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED
                               SEPTEMBER 30, 2002

Loan Production Segment

REVENUES

The Loan Production Segment total revenues for the quarter ended September 30, 2003, were $121.0 million compared to $79.9 million in 2002, an increase of $41.1 million, or 51.2%. The increase was a result of increases in gain on sales of mortgage loans, net interest income and other income.

Gain on sales of mortgage loans increased to $105.6 million for the third quarter of 2003 from $71.2 million for the third quarter of 2002, an increase of $34.4 million, or 48.3%. In general, the increase was the result of higher loan originations, sales and pipeline values, as well as improved margins. The higher volumes were a result of lower interest rates, which generated higher purchase and refinance volumes from existing locations, and the acquisition of the Principal Branches and the American Mortgage Branches.

Interest income, net, increased to $14.0 million for the third quarter of 2003 from $7.8 million for the third quarter of 2002, an increase of $6.2 million, or 78.6%. The increase resulted primarily from an increase in loans held for sale and an increase in the Company's interest rate spread on loans held for sale.

Other revenue totaled $1.4 million for the third quarter of 2003 compared to $0.9 million for the third quarter of 2002, an increase of $0.5 million, or 49.3%. For the quarter ended September 30, 2003, other income primarily consists of revenue from title services. For the quarter ended September 30, 2002, other income primarily consists of volume incentive bonuses received from loan purchasers.

EXPENSES

Salaries, commissions and benefits increased to $61.9 million for the third quarter of 2003 from $34.2 million for the third quarter of 2002, an increase of $27.7 million, or 81.1%. The increase was largely due to increased staffing levels and overtime due to increased loan volumes, as well as the increase in loan officers due to the acquisition of the Principal Branches and the American Mortgage Branches.

Occupancy and equipment expenses increased to $7.2 million for the third quarter of 2003 from $4.6 million for the third quarter of 2002, an increase of $2.6 million, or 55.1%. The increase in costs reflects the inclusion of expenses of the Principal Branches and the American Mortgage Branches, the opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

Data processing and communication costs increased to $3.7 million for the third quarter of 2003 from $2.3 million for the third quarter of 2002, an increase of $1.4 million, or 59.3%. The increase was a result of the opening of new community loan offices and the inclusion of expenses of the Principal Branches and the American Mortgage Branches.

Office supplies and expenses increased to $3.4 million for the third quarter of 2003 from $1.7 million for the third quarter of 2002, an increase of $1.7 million, or 93.0%. The increase was a result of the opening of new community loan offices and the inclusion of expenses of the Principal Branches and the American Mortgage Branches.

Marketing and promotion expenses increased to $3.2 million for the third quarter of 2003 from $1.8 million for the third quarter of 2002, an increase of $1.4 million, or 74.0%. The increase was primarily due to increased loan volume and an increase in promotional expenses attributable to the acquisition of the Principal Branches.

Travel and entertainment expenses increased to $3.1 million for the third quarter of 2003 from $1.3 million for the third quarter of 2002, an increase of $1.8 million, or 137.8%. This increase was primarily due to the addition of new loan originators due to the acquisition of the Principal Branches and the American Mortgage Branches.

Professional fees increased to $2.1 million for the third quarter of 2003 from $1.5 million for the third quarter of 2002, an increase of $0.6 million, or 45.6%. This increase was primarily due to the growth of the Company's business.

Other expenses increased to $4.2 million for the third quarter of 2003 from $2.6 million for the third quarter of 2002, an increase of $1.6 million, or 64.4%. Insurance, indemnification and foreclosure costs, outside services, storage and moving expenses and licenses and permits increased as a result of the opening of new community offices and higher loan production.

Income taxes increased to $12.9 million for the third quarter of 2003 from $11.9 million for the third quarter of 2002, an increase of $1.0 million, or 8.2%.

Loan Servicing Segment

The Loan Servicing Segment's total revenues for the quarter ended September 30, 2003, were $1.0 million, which included net loan servicing fees of $2.6 million and interest expense, net, of $1.6 million, compared to a loss of $6.3 million for the third quarter of 2002.

Net loan servicing fees were $2.6 million for the third quarter of 2003 compared to a loss of $5.2 million for the third quarter of 2002. The net loan servicing fees for the third quarter of 2003 included amortization of $14.9 million and a temporary impairment recovery of $7.8 million, decreasing the impairment reserve to $14.6 million at September 30, 2003 from $22.4 million at June 30, 2003. The impairment recovery is due to an increase in the fair value of servicing rights attributable to a decrease in estimated future prepayment speeds. The amortization of $14.9 million is a result of slower than expected loan repayments.

Total Loan Servicing Segment expenses are associated with the administration of the servicing portfolio acquired through the Columbia acquisition in June 2002.

Income tax benefit decreased to $0.8 million for the third quarter of 2003 from $3.4 million for the third quarter of 2002, a decrease of $2.6 million, or 77.6%.

     NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2002

Loan Production Segment

REVENUES

The Loan Production Segment total revenues for the nine months ended September 30, 2003, were $367.8 million compared to $153.8 million for the same period in 2002, an increase of $214.0 million, or 139.1%. The increase was a result of increases in gain on sales of mortgage loans, net interest income and other income.

Gain on sales of mortgage loans increased to $323.1 million for the nine months ended September 30, 2003 from $137.0 million for the same period in 2002, an increase of $186.1 million, or 135.9%. In general, the increase was the result of higher loan originations, sales and pipeline values, as well as improved margins. The higher volumes were a result of lower interest rates, which generated higher purchase and refinance volumes from existing locations, and the acquisition of Columbia, the Principal Branches and the American Mortgage Branches.

Interest income, net, increased to $39.1 million for the nine months ended September 30, 2003 from $14.9 million for the same period in 2002, an increase of $24.2 million, or 162.6%. The increase resulted primarily from an increase in loans held for sale and an increase in the Company's interest rate spread on loans held for sale.

Other revenue totaled $5.6 million for the nine months ended September 30, 2003 compared to $1.9 million for the same period in 2002, an increase of $3.7 million, or 186.3%. For the nine months ended September 30, 2003, other income primarily includes fulfillment fees of $1.9 million and revenue from title services. Fulfillment fees of approximately $1.9 million represent non-recurring fees received from Principal Residential Mortgage, Inc. ("PRM") for loans closed by the Company on behalf of PRM. As part of the agreement to acquire the retail branches of PRM (the "Principal Branches"), the Company agreed to assume the costs incurred to close out PRM's application pipeline as of the date of the agreement on behalf of PRM for a per loan fee. For the nine months ended September 30, 2002, other income primarily consists of volume incentive bonuses received from loan purchasers.

EXPENSES

Salaries, commissions and benefits increased to $159.0 million for the nine months ended September 30, 2003 from $67.0 million for the same period in 2002, an increase of $92.0 million, or 137.4%. The increase was largely due to the inclusion of expenses of Columbia, increased staffing levels and overtime due to increased loan volumes, as well as the increase in loan officers due to the acquisition of the Principal Branches and the American Mortgage Branches.

Occupancy and equipment expenses increased to $19.3 million for the nine months ended September 30, 2003 from $10.4 million for the same period in 2002, an increase of $8.9 million, or 85.6%. The increase in costs reflects the inclusion of expenses of Columbia, the Principal Branches and the American Mortgage Branches, the opening of new community loan offices and greater depreciation charges as a result of the Company's increased investments in computer networks.

Data processing and communication costs increased to $9.5 million for the nine months ended September 30, 2003 from $5.4 million for the same period in 2002, an increase of $4.1 million, or 75.4%. The increase was a result of the opening of new community loan offices and the inclusion of expenses of Columbia, the Principal Branches and the American Mortgage Branches.

Office supplies and expenses increased to $9.6 million for the nine months ended September 30, 2003 from $4.0 million for the same period in 2002, an increase of $5.6 million, or 137.1%. The increase was a result of the opening of new community loan offices and the inclusion of expenses of Columbia, the Principal Branches and the American Mortgage Branches.

Marketing and promotion expenses increased to $8.8 million for the nine months ended September 30, 2003 from $5.4 million for the same period in 2002, an increase of $3.4 million, or 63.1%. The increase was primarily due to increased loan volume and an increase in promotional expense attributable to the acquisition of the Principal Branches.

Travel and entertainment expenses increased to $8.0 million for the nine months ended September 30, 2003 from $2.9 million for the same period in 2002, an increase of $5.1 million, or 174.8%. This increase was primarily due to the inclusion of expenses of Columbia and the addition of new loan originators due to the acquisition of the Principal Branches and the American Mortgage Branches.

Professional fees increased to $5.3 million for the nine months ended September 30, 2003 from $3.3 million for the same period in 2002, an increase of $2.0 million, or 60.8%. This increase was primarily due to the inclusion of expenses of Columbia and the growth of the Company's business.

Other expenses increased to $13.8 million for the nine months ended September 30, 2003 from $4.9 million for the same period in 2002, an increase of $8.9 million, or 183.9%. This increase includes $3.3 million for litigation expense relating to the settlement of a lawsuit against the Company. In addition, insurance, indemnification and foreclosure costs, outside services, storage and moving expenses and licenses and permits increased as a result of the inclusion of Columbia, the opening of new community offices and higher loan production.

Income taxes increased to $54.8 million for the nine months ended September 30, 2003 from $19.2 million for the same period in 2002, an increase of $35.6 million, or 185.5%.

Loan Servicing Segment

The Loan Servicing Segment was immaterial prior to the acquisition of Columbia in June of 2002 and thus the Loan Servicing Segment results are included in the Loan Production Segment results in prior periods.

The Loan Servicing Segment's total revenues for the nine months ended September 30, 2003, were a loss of $21.8 million, which included a net loan servicing fees loss of $16.5 million and interest expense, net, of $5.3 million, compared to a loss of $5.7 million for the same period in 2002.

Net loan servicing fees was a loss of $16.5 million for the nine months ended September 30, 2003 compared to a loss of $4.5 million for the same period in 2002. The servicing losses in the nine months ended September 30, 2003 were a result of the reduction in interest rates since the acquisition of Columbia, which resulted in both faster actual prepayments and higher forecasted future prepayments than what were expected at the time of the acquisition. The loss for the nine months ended September 30, 2003 resulted primarily from amortization of $44.9 million and an additional temporary impairment provision of $4.4 million, increasing the impairment reserve to $14.6 million at September 30, 2003 from $10.2 million at December 31, 2002. The impairment provision is due to a reduction in the fair value of servicing rights attributable to an increase in estimated future prepayment speeds. The amortization of $44.9 million is a result of faster than expected loan repayments.

Total Loan Servicing Segment expenses are associated with the administration of the servicing portfolio acquired through the Columbia acquisition in June 2002.

Income tax benefit increased $8.3 million to $11.7 million for the nine months ended September 30, 2003 from $3.4 million for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

To originate a mortgage loan, the Company draws against a $630 million pre-purchase facility with UBS Paine Webber ("Paine Webber"), a $450 million bank syndicated facility led by Residential Funding Corporation ("RFC"), a $450 million facility with CDC IXIS Capital Markets North America Inc. ("CDC"), a facility of $350 million with Morgan Stanley Bank ("Morgan Stanley") and a facility of $200 million with Credit Lyonnais. These facilities are secured by the mortgages owned by the Company and by certain of its other assets. Advances drawn under the facilities bear interest at rates that vary depending on the type of mortgages securing the advances. These loans are subject to sublimits, advance rates and terms that vary depending on the type of securing mortgages and the ratio of the Company's liabilities to its tangible net worth.

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

As of September 30, 2003, the Company's aggregate warehouse facility borrowings were $1.5 billion (including $24.5 million of borrowings under a working capital sub-limit) and its outstanding drafts payable were $49.0 million, compared to $728.5 million in borrowings under warehouse facilities (including $15.1 million of borrowings under a working capital sub-limit) and $42.6 million in drafts payable as of December 31, 2002. At September 30, 2003, the aggregate amount available for additional borrowings under the warehouse facilities was $550 million. At September 30, 2003, the Company's loans held for sale were $1.7 billion compared to $811.2 million at December 31, 2002.

In addition to the Paine Webber, CDC, RFC, Morgan Stanley and Credit Lyonnais warehouse facilities, the Company has purchase and sale agreements with Paine Webber, Greenwich Capital Financial Products, Inc. and Fannie Mae. These agreements allow the Company to accelerate the sale of its mortgage loan inventory, resulting in a more effective use of the warehouse facility. The Company has a combined capacity up to $1.0 billion under these purchase and sale agreements. Amounts sold and being held under these agreements at September 30, 2003 and December 31, 2002 were $566 million and $801 million, respectively. At September 30, 2003, the amount unused and available under these agreements was $304 million. These agreements are not committed facilities and may be terminated at the discretion of the counterparties.

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

The Company also has a $100 million term loan facility with a bank syndicate led by RFC, which the Company uses to finance its mortgage servicing rights. The term loan facility expires on May 28, 2004. Interest is based on a spread to the LIBOR and may be adjusted for earnings on escrow balances. At September 30, 2003 and December 31, 2002, borrowings under the Company's term loan were $64.6 million and $66.0 million, respectively.

     Cash and cash equivalents increased to $49.6 million at September 30, 2003, from $24.4 million at December 31, 2002.

     The Company's primary sources of cash and cash equivalents during the nine months ended September 30, 2003, were as follows:

      o     $801.6 million increase in warehouse lines of credit;

      o     $ 23.7 million increase in income taxes payable; and

      o     $ 6.4 million increase in drafts payable.

     The Company's primary uses of cash and cash equivalents during the nine months ended September 30, 2003, were as follows:

      o     $ 856.3 million net increase in mortgage loans held for sale;

      o $ 8.1 million to purchase furniture, and office and computer equipment; and

      o     $ 6.3 million increase in accounts receivable.


Commitments

The Company had the following commitments (excluding derivative financial instruments) at September 30, 2003:

                                                     Less Than                                    After
                                         Total        1 Year      1 - 3 Years    4 - 5 Years     5 Years
                                      ----------    ----------    -----------    -----------    ---------

                                                               (in thousands)
Warehouse facilities.........         $1,530,110    $1,530,110    $        -     $         -    $      -

Operating leases.............             13,223         5,692         6,964             567            -

Notes payable................             66,430        65,240           314             191          685

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The words "plan," "believe," "anticipate," "estimate," "expect," "objective," "may," "seek," "projection," "forecast," "goal" or similar words, or the negatives of those words, are intended to identify forward-looking statements. Such statements involve known and unknown risks and uncertainties that exist in the Company's operations and business environment that could render actual outcomes and results materially different than predicted. Specific factors that may cause such a difference include, but are not limited, to: general volatility of the capital markets; changes in the real estate market, interest rates or the general economy of the markets in which the Company operates; economic, technological or regulatory changes affecting the use of the Internet; changes in government regulations that are applicable to the mortgage banking business; potential fluctuations in the Company's operating results; and those risks and uncertainties discussed in filings made by the Company with the Securities and Exchange Commission. While the Company believes that its assumptions are reasonable at the time forward-looking statements are made, it cautions that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update such statements in light of new information, future events or otherwise.

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

The following table summarizes the Company's interest rate sensitive instruments:

                                                 September 30, 2003                 December 31, 2002
                                             Notional                         Notional
                                              Amount        Fair Value          Amount        Fair Value
                                           -------------------------------------------------------------
                                                                   (in thousands)
  Interest rate lock commitments..........  $1,529,298        $35,269        $1,644,701         $29,346
  Loans held for sale.....................   1,637,103      1,677,547           788,191         815,050
  Mortgage servicing rights...............   7,785,171        103,021         8,541,790         109,023
  Forward delivery commitments............   2,085,719        (17,437)        1,763,450          (9,070)
  Option contracts to buy securities......          --             --           150,000             725

The Company had total commitments to lend of $5.2 billion at September 30, 2003.

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

                            PART II-OTHER INFORMATION

                                     ITEM 2.

                    CHANGES IN SECURITIES AND USE OF PROCEEDS

The following is a description of the Company's securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), which were sold during the quarter ended September 30, 2003.

The Company acquired First Home Mortgage Corp. ("First Home") on June 30, 2000. In addition to the shares paid to former First Home shareholders as initial consideration, the Company is required to issue unregistered shares of common stock to the former shareholders as additional consideration under the earnout provisions of the merger agreement. On July 1, 2003, pursuant to these earnout provisions, the Company issued an aggregate of 3,998 shares of common stock to such shareholders as additional consideration. In addition, on August 15, 2003, the Company issued 9,172 shares of common stock to such shareholders. These securities were exempt from registration under Section 4(2) of the Securities Act because they were issued pursuant to the terms of a private transaction rather than through a public offering.

                                     ITEM 6.

                        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

      Exhibit 2.1 Agreement and Plan of Merger, dated as of July 12, 2003, by and among the Company, American Home Mortgage Investment Corp. (formerly called AHM New Holdco, Inc.) and Apex Mortgage Capital, Inc.

      Exhibit 2.2 Agreement and Plan of Reorganization, dated as of September 11, 2003, by and among the Company, American Home Mortgage Investment Corp. and AHM Merger Sub, Inc.

      Exhibit 31.1      Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2      Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1      Certification of Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.2      Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

During the fiscal quarter ended September 30, 2003, the Company filed a Current Report on Form 8-K on each of July 14, 2003 and September 10, 2003. The Current Report on Form 8-K filed on July 14, 2003, reported that on July 12, 2003, the Company entered into a definitive agreement and plan of merger to purchase Apex Mortgage Capital, Inc. The Current Report on Form 8-K filed on September 10, 2003, reported that on September 10, 2003, the Company announced that it had hired approximately 325 employees that formerly worked for Capitol Commerce Mortgage of Sacramento, California, and that the Company had hired Al Cristanty as its Senior Vice President, Wholesale Originations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AMERICAN HOME MORTGAGE HOLDINGS, INC.
                                            (Registrant)


Date:  November 14, 2003                  By:         /s/ Michael Strauss
                                              ----------------------------------
                                                       Michael Strauss
                                                 Chief Executive Officer
                                                        and President


Date:  November 14, 2003                  By:        /s/ Stephen A. Hozie
                                              ----------------------------------
                                                       Stephen A. Hozie
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS
                                -----------------

        Exhibit No.        Description
        -----------        -----------

            2.1        --  Agreement and Plan of Merger, dated as of July 12,
                           2003, by and among the Company, American Home Mortgage Investment Corp. (formerly called AHM New Holdco, Inc.) and Apex Mortgage Capital, Inc.*

            2.2        --  Agreement and Plan of Reorganization, dated as of
                           September 11, 2003, by and among the Company, American Home Mortgage Investment Corp. and AHM Merger Sub, Inc.**

            31.1       --  Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2       --  Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1       --  Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2       --  Certification of Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.


-------------------------------------

      All nonmarked Exhibits listed above are filed herewith.

* Incorporated by reference to Exhibit 2.1 to the Form 8-K (file no. 000-27081) filed with the Securities and Exchange Commission on July 14, 2003.

**    Incorporated by reference to Annex B to the Definitive Proxy Statement on
      Schedule 14A (file no. 000-27081) filed with the Securities and Exchange Commission on October 29, 2003.